Form 10-Q
period 2024-06-30
Tradewinds Universal
filed 2024-08-14
CIK 1916558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐  Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Tradewinds Universal

(Name of small business issuer in its charter)

Wyoming (State or other jurisdiction of incorporation)	333-276233 (Commission File Number)	87-4254479 (IRS Employer Identification No.)

501 Mercury Lane
Brea, CA. 92821
855-434-4488
TradewindsUniversal.com

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 14, 2024
Common Stock, $0.001 par value per share	32,170,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws, we undertake no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

TABLE OF CONTENTS

i

Financial Statements

Tradewinds Universal

Table of Contents

June 30, 2024

 ii

TRADEWINDS UNIVERSAL

BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$30,425	$28,213
Deferred Tax Asset	—	46,371
Inventory	9,132	18,076
Prepaid Expense	893	13,493
Total Current Assets	40,450	106,153

Intangible Assets	41,100	41,100
Total Assets	$81,550	$147,253

Liabilities and Stockholders' Equity
Current Liabilities	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies (Note 3)

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 32,170,000 shares issued and outstanding	32,170	32,170
Additional Paid in Capital	289,530	289,530
Accumulated Deficit	(240,150)	(174,447)
Total Stockholders' Equity	81,550	147,253
Total Liabilities and Stockholders' Equity	$81,550	$147,253

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
Revenue
Commission Income	$63,576	$36,411	$93,151	$48,852
Product Sales	24,960	—	24,960	—
Total Sales	88,536	36,411	118,111	48,852

Cost of Sales	12,513	—	17,513	—

Gross Profit	76,023	36,411	100,598	48,852
Operating Expenses
Professional Fees	13,200	1,785	21,325	6,784
Consulting	—	950	2,000	54,700
Marketing	52,440	—	92,739	2,943
General and Administrative	308	975	3,866	1,766
Total Operating Expenses	65,948	3,710	119,930	66,193
Net Income (Loss) Before Taxes	10,075	32,701	(19,332)	(17,341)
Provision for Income Tax	(52,547)	(6,867)	(46,370)	3,641
Net (Loss) Income	$(42,472)	$25,834	$(65,702)	$(13,700)

Net (Loss) Income Per share - Basic and Diluted	$0.00	$0.00	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net income per common share	32,170,000	7,659,222	32,170,000	7,659,222

\The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENEDED JUNE 30, 2024

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	6,970,000	$6,970	$62,730	$7,745	$77,445
Stock Issued for Cash	2,200,000	2,200	19,800	—	22,000
Net Loss	—	—	—	(39,881)	(39,881)
Balance March 31, 2023	9,170,000	$9,170	$82,530	$(32,136)	$59,564
Net Income	—	—	—	26,181	26,181
June 30, 2023	9,170,000	$9,170	$82,530	$5,955	$85,745

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(23,231)	(23,231)
Balance March 31, 2024	32,170,000	$32,170	$289,530	$(197,678)	$124,022
Net Loss	—	—	—	(42,472)	42,472
Balance June 30, 2024	32,170,000	$32,170	$289,530	$(240,150)	$81,550

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
Operating Activities
Net (Loss)	$(65,702)	$(13,700)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities
Deferred Taxes	50,430	—
Changes in Operating Assets and Liabilities
Accounts Receivable	—	(25,000)
Deferred Tax Asset	(4,060)	(3,641)
Inventory	8,944	—
Prepaid Expense	12,600	5,100
Deferred Revenue	—	(18,852)
Net Cash from Operating Activities	2,212	(56,093)

Investing Activities
Purchase of Intangible Asset	—	(1,500)
Net Cash from Investing Activities	—	(1,500)

Financing Activities
Stock Issued for Cash	—	22,000
Net Cash from Financing Activities	—	22,000

Net Cash and Cash Equivalents	2,212	(35,593)

Cash and Cash Equivalents at Beginning of Period	28,213	53,356

Cash and Cash Equivalents at End of Period	$30,425	$17,763

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2024

 Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal (“Tradewinds” or the “Company”) was incorporated in Wyoming on December 21, 2021, for the purpose of developing, manufacturing, and distributing high nutrient-based edible insect protein bars, shakes, and other high nutrition foods/ snacks and drinks.

Additionally, on December 11, 2022, Tradewinds acquired a pain relief formula for dogs which it intends to manufacture and distribute in the form of treats.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

Intangible Asset

As of June 30, 2024, and December 31, 2023, the Company had an Intangible Asset of $41,100. The intangible assets consist of an indefinite life formula for pain relief for dogs with a cost of $30,000 and a website with a cost of $9,600, which will be amortized over its useful life of 5 years once it is placed into service and trademarks of $1,150.

Impairment Of Long-Lived Assets

The Company determines its long-lived assets impairment in accordance with Accounting Standards Codification (ASC) 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as property and equipment and depreciable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded during the six months ended June 30, 2024 and December 31, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

i.	Identification of the promised goods in the contract;
ii.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
iii.	Measurement of the transaction price, including the constraint of variable consideration;
iv.	Allocation of the transaction price of the performance obligations; and
v.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers do receive a manufacturer’s warranty.

The Company's main revenue stream to date has been from the sale of distribution territories for its protein bars. The Company sells rights to distribute its protein bars and other products to outside parties and determines if the distribution agreement (“DA”) is a distinct (separate) performance obligation in accordance with ASC 606. If the DA is determined not to be distinct, the license is combined with the other goods or services and the combined performance obligation is accounted for using the general revenue recognition model outlined above. If the DA is determined to be distinct, the Company analyzes whether the DA is functional or symbolic to assess the timing of revenue recognition. The DA by the Company was determined to be a distinct performance obligation of symbolic intellectual property (“IP)”, which provides a right to access IP. ASC 606 states that revenue from licenses of IP deemed to provide a right to use IP will be recognized at a point in time when control is transferred.

In accordance with Topic 606, the Company analyzes the following to determine when to recognize DA revenue:

i.       Whether the transaction represents a sale or licensing of intellectual property (IP),

ii.       Whether the IP is a distinct performance obligation,

iii.       The nature of the license - functional or symbolic; and

iv.       The timing of recognition based on the nature of the license.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Fair Value of Financial Instruments

ASC 825, Financial Instruments (“ASC 825”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities when reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company follows ASC 820, Fair Value Measurements (“ASC 820”) and ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Income Taxes

In accordance with ASC 740 Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in Income in the period that includes the enactment date.

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of June 30, 2024, and December 31, 2023.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260 Earning Per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

Advertising Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $0 in advertising expenses for the six months ended June 30, 2024, and June 30, 2023.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024 that are of significance or potential significance to the Company.

Note-3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2024, and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Note 4 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the six months ended June 30, 2024, and June 30, 2023, are as follows:

	June 30, 2024	June 30, 2023
Net Loss Before Taxes	$(19,332)	$(17,341)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(4,060)	$(3,641)

	June 30, 2024	December 31, 2023
Deferred tax asset	$50,431	$46,371
Less valuation allowance	(50,431)	—
Net deferred tax asset	$—	$46,371

As of June 30, 2024, the components of the deferred tax asset related to net loss.  Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of June 30, 2024.

Note 5 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this prospectus. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this prospectus.

Overview

We specialize in the development, manufacturing, and distribution of nutrient-rich foods, setting ourselves apart by integrating insect-based proteins into our products. Our primary business product line is marketed under the brand Universal Proteins (UP). Our current product line is based on protein bars. The company has plans for a secondary business focus to include pet foods, with a particular emphasis on developing, manufacturing, and distributing dog treats designed to alleviate pain.

In early 2022 we began formulating recipes using insect protein powder derived from crickets. Our CEO, Andrew Read, in collaboration with a nutritionist formulated two different recipes for preparation of the first protein bars. During this process we were able to narrow our primary protein source to cricket (Orthoptera) powder from ENTOMO FARMS, a Canadian Company that has supplied protein powder from crickets for over 10 years.

Following the initial development of our first bars, we conducted a taste test to finalize the ingredients. Subsequently, we initiated the process of partnering with a copacker/manufacturer. In March 2022, we visited the YouBar facility in Los Angeles, California, and enlisted their expertise to consult on and develop our initial two bars, also referred to as SKUs: Chocolate Almond and Peanut Butter and Fruit. YouBar has developed and manufactured protein bars since 2006 for Company's whose bars are sold in many well-known retail establishments such as Whole Food, Trader Joe's, Costco, Target, Amazon and GNS according to their website www.youbars.com.

The R&D collaboration with YouBar spanned almost a year to develop the first two flavors (SKUs). This comprehensive process involved testing various ingredient combinations for optimal taste, experimenting with baking or rolling techniques for the bars, and refining the product to facilitate mass production. Youbar sourced material for additional bar ingredients, such as: fruits, and flavors, all of which received subsequent approval by the Company.

Following the approval process, we progressed to the packaging development and manufacturing phase, which lasted approximately six months. Tradewinds was selective in the type of products and service providers it used for each aspect of packaging. Manufacturing and packaging of the two formulated SKUs was completed and shipped on December 4, 2023, at which time we received the first order which included 10,848 peanut butter fruit bars, and 10,764 chocolate almond bars. We have initiated online marketing and sales of the UP-protein bars however our main focus has been directed toward larger retail outlets and distributors such as Trader Joes and Costco and Coremark. We anticipate that it may take an uncertain amount of time to secure a sales order from larger retailers if it happens at all. In April of 2024 we entered into a purchase agreement with a smaller distributor for 1,040 cases of UP bars containing 12,480 bars for $24,960.

Raw materials used in the protein bars are generic to energy\protein bars sourced by Youbar. The availability of ingredients is subject to standard supply and demand for energy bars. Protein Cricket Powder protein is purchased from Entomo Farms a Company based out of Canada that has supplied protein powder from crickets for over 10 years. All ingredients required for the manufacturing of the bars are currently abundant.

Our UP Protein Bars are currently available for purchase on our website, UPProteins.com. We have initiated a marketing program directed at retail outlets using social media platforms, as mentioned in our Business Description on Page 12. We anticipate the completion of one more new SKUs for a bar by the end of the year 2024. The company has plans for a secondary business focus to include pet foods and has acquired a formula for developing, manufacturing, and distributing dog treats to alleviate pain. In addition, we plan to continue to market Distribution Rights to various territories. We also plan to continue to market the licensing rights for our formula for pain relief for dogs. However, there is no assurance that licensing rights or products can be sold sufficiently to assist with our operational plan. We anticipate raising capital through revenues from the sale of licensing rights or some form of debt or equity financing. At this time, we have no arrangements for any funding source.

We expect our operating expenses to significantly increase as we continue to develop additional product lines and establish a market for our current product line. We also expect to incur additional operating expenses as we begin operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing and scope of our marketing and our expenditures on other research and development activities.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2024 and 2023

Revenue

For the six months ended June 30, 2024

For the period ended June 30, 2024, the Company had total sales of $118,111, respectively. The increase in revenues was directly related to the sales of commissions from affiliate marketing and sales of the Company's UP protein bars.

For the six months ended June 30, 2023

For the period ended June 30, 2023, the Company had total sales of $48,852. Revenues were directly related to the sales of commissions from affiliate marketing. The company was in process of finalizing formulations for its protein bars and had not yet begun sales.

For the three months ended June 30, 2024

For the period ended June 30, 2024, the Company had total sales of $88,536. The increase in revenues was directly related to the increase of sales of commissions from affiliate marketing and sales of the Company's UP protein bars.

For the three months ended June 30, 2023

For the period ended June 30, 2023, the Company had total sales of $36,411. Revenues were directly related to the sales of commissions from affiliate marketing. The company was in process of finalizing formulations for its protein bars and had not yet begun sales.

Cost of Goods Sold

For the six months ended June 30, 2024

For the period ended June 30, 2024, the Company had cost of sales of $17,513. The increase was directly related to the sales of the Company's UP protein bars.

For the six months ended June 30, 2023

For the period ended June 30, 2023, the Company had cost of sales of $0 as its UP Protein bars were still being designed and formulated.

For the three months ended June 30, 2024

For the period ended June 30, 2024, the Company had cost of sales of $12,513. The increase was directly related to the sales of the Company's UP protein bars.

For the three months ended June 30, 2023

For the period ended June 30, 2023, the Company had cost of sales of $0 as its UP Protein bars were still being designed and formulated.

Gross Profit

For the six months ended June 30, 2024

For the period ended June 30, 2024, the Company had a gross profit of $100,598. The increase from the same period in the previous year was directly related to the sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing.

For the six months ended June 30, 2023

For the period ended June 30, 2023, the Company had a gross profit of $48,852. The gross profit was less than the same period of 2024 as its UP Protein bars were still being designed and formulated and its sales of commissions from affiliate marketing program was just beginning.

For the three months ended June 30, 2024

For the period ended June 30, 2024, the Company had a gross profit of $76,023. The increase from the same period in the previous year was directly related to the sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing.

For the three months ended June 30, 2023

For the period ended June 30, 2023, the Company had a gross profit of $36,411. The gross profit was less than the same period of 2024 as its UP Protein bars were still being designed and formulated and its sales of commissions from affiliate marketing program was in its initial stages of development.

Operating Expenses

For the six months ended June 30, 2024

For the period ended June 30, 2024, the Company had operating expenses of $119,930. We had $21,325 in professional fees which increased related to our filings of our registration statement. We had an increase in marketing fees which were $92,739 attributed to the startup marketing for our UP Protein bars. We had $2,000 in consulting fees an increase due to our marketing program. We had $3,866 in general and administrative costs related to the expansion of our business.

For the six months ended June 30, 2023

For the period ended June 30, 2023, the Company had operating expenses of $66,193. We had $6,784 in professional fees which related to our filings of our registration statement. We had marketing fees of $2,943 attributed to the startup marketing for our UP Protein bars. We had $54,700 in consulting fees due to our marketing program and fees related to the preparation of out registration statement. We had $1,766 in general and administrative costs.

For the three months ended June 30, 2024

For the period ended June 30, 2024, the Company had operating expenses of $65,948. We had $13,200 in professional fees which increased related to our filings of our registration statement. We had an increase in marketing fees which were $52,440, attributed to the startup marketing for our UP Protein bars. We had $0 in consulting fees. We had $308 in general and administrative costs related to the expansion of our business.

For the three months ended June 30, 2023

For the period ended June 30, 2023, the Company had operating expenses of $3,710. We had $1,785 in professional fees related to our filings of our registration statement. We had marketing fees which were $0, as we hadn't started our marketing programs yet. We had $950 in consulting fees. We had $975 in general and administrative costs related to operations of our business.

Net Loss

For the six months ended June 30, 2024

For the period ended June 30, 2024, the Company had a net loss of $65,702 . Although our gross profit had increased to $100,598, we had operating expenses of $119,930. Both our gross profit and expenses increases were directly related to the sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing. In addition, we had a deferred tax asset of $50,431 resulting in a valuation allowance of $(50,431).

For the six months ended June 30, 2023

For the period ended June 30, 2023, the Company had a net loss of $13,700. Although our gross profit was $48,852, we had operating expenses of $66,193. Our gross profit and expenses were directly related to the initial startup of the Company's UP protein bars and the sales of commissions from affiliate marketing.

For the three months ended June 30, 2024

For the period ended June 30, 2024, the Company had a net loss of $42,470. Our gross profit had increased to $76,023 and we had operating expenses of $65,948. Both our gross profit and expenses increases were directly related to the increase in sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing. In addition, we had a deferred tax asset of $50,431 resulting in a valuation allowance of $(50,431).

For the three months ended June 30, 2023

For the period ended June 30, 2023, the Company had a net income of $25,834. Our gross profit was $36,411 and we had operating expenses of $3,710. We had less expenses during the period as we had not yet begun directing resources toward our registration statement or marketing. Both our gross profit and expenses increases were directly related to sales of commissions from affiliate marketing.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $30,425. To date, we have financed our operations primarily through revenue generated from operations, private placements of our securities and advances from our founder.

Management has prepared estimates of operations and believes it will have sufficient funds to fund our operations and to service our debt obligations for at least the next twelve months. We may, however, in the future require additional cash resources due to changing business conditions, implementation of our strategy to expand our business, or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The accompanying financial statements have been prepared on a going concern basis under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

For the three months ended June 30, 2024, compared to June 30, 2023

The change in shareholders' equity at June 30, 2024, was primarily attributable to operating losses and sales of stock incurred in the period. During June 30, 2024, we used $17,484 in operating activities compared to $56,093 used in operating activities during June 30, 2023.

Investing Activities

For June 30, 2024, we used $0 in investing activities and for June 30, 2023 we used $1,500 in investing activities for an intangible asset for website development.

Financing Activities

Our financing activities generally consist of the proceeds from the sale of our common stock. During June 30, 2024, we had $0 in financing activity, and June 30, 2023 we had $22,000 in financing activities from the issuance of stock.

The Company believes it has insufficient cash resources available to fund its primary operation. The Company has no, current, off-balance sheet arrangements and does not anticipate entering into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's 4th quarter. The Company has not negotiated nor has available to it any other third-party sources of liquidity.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  June 30, 2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2023 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and six-month period ended June 30, 2024 or year ended December 31, 2023 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Number	Exhibit
31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data files

** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: August 14, 2024	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer