Form 10-Q
period 2024-09-30
Tradewinds Universal
filed 2024-11-14
CIK 1916558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 14, 2024
Common Stock, $0.001 par value per share	32,170,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations, and current business indicators, are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as federal securities laws require, we undertake no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

TABLE OF CONTENTS

i

Financial Statements

Tradewinds Universal

Table of Contents

September 30, 2024

TRADEWINDS UNIVERSAL

BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$3,903	$28,213
Deferred Tax Asset	—	46,371
Inventory	—	18,076
Prepaid Expense	—	13,493
Total Current Assets	3,903	106,153

Intangible Assets	41,100	41,100
Total Assets	$45,003	$147,253

Liabilities and Stockholders' Equity
Current Liabilities	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies (Note 3)

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 32,170,000 issued and outstanding	32,170	32,170
Additional Paid in Capital	289,530	289,530
Accumulated Deficit	(276,697)	(174,447)
Total Stockholders' Equity	45,003	147,253
Total Liabilities and Stockholders' Equity	$45,003	$147,253

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023
Revenue
Commission Income	$9,804	$41,750	$93,151	$41,750
Distribution Rights	—	—	24,960	48,852
Product Sales	18,264	—	28,068	—
Total Sales	28,068	41,750	146,179	90,602

Cost of Sales	9,132	13,023	21,645	13,022

Gross Profit	18,936	28,727	124,534	77,580
Operating Expenses
Professional Fees	22,168	—	43,493	6,784
Consulting	1,050	39,500	3,050	94,200
Marketing	31,918	—	129,657	2,943
General and Administrative	347	1,898	4,213	3,664
Total Operating Expenses	55,483	41,398	180,413	107,591
Net Loss Before Taxes	(36,547)	(12,671)	(55,879)	(30,011)
Provision for Income Tax	—	2,059	(46,370)	2,059
Net Loss	$(36,547)	$(10,612)	$(102,249)	$(27,952)

Net Loss Per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net income per common share	32,170,000	9,081,195	32,170,000	8,862,417

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	6,970,000	$6,970	$62,730	$7,745	$77,445
Stock Issued for Cash	2,200,000	2,200	19,800	—	22,000
Net Loss	—	—	—	(39,881)	(39,881)
Balance March 31, 2023	9,170,000	$9,170	$82,530	$(32,136)	$59,564
Net Income	—	—	—	26,181	26,181
Balance June 30, 2023	9,170,000	$9,170	$82,530	$(5,955)	$85,745
Stock Issued for Cash	1,000,000	1,000	9,000	—	10,000
Net Loss	—	~~—~~ 	~~—~~ 	(10,612)	(10,612)
Balance September 30, 2023	10,170,000	$10,170	$91,530	$(16,567)	$85,133

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(23,231)	(23,231)
Balance March 31, 2024	32,170,000	$32,170	$289,530	$(197,678)	$124,022
Net Loss	—	—	—	(42,472)	(42,472)
Balance June 30, 2024	32,170,000	32,170	$289,530	$(240,150)	$81,550
Net Loss	—	—	—	(36,547)	(36,547)
Balance September 30, 2024	32,170,000	$32,170	$289,530	$(276,697)	$45,003

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023
Operating Activities
Net Loss	$(102,249)	$(27,952)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Deferred Taxes	46,370	—
Changes in Operating Assets and Liabilities
Inventory	18,076	—
Prepaid Expense	13,493	(19,900)
Taxes Payable	—	(2,059)
Deferred Revenue	—	(18,852)
Net Cash from Operating Activities	(24,310)	(68,763)

Investing Activities
Purchase of Intangible Asset	—	(1,500)
Net Cash from Investing Activities	—	(1,500)

Financing Activities
Stock Issued for Cash	—	22,000
Net Cash from Financing Activities	—	22,000

Net Change in Cash and Cash Equivalents	(24,310)	(48,263)

Cash and Cash Equivalents at Beginning of Period	28,213	53,356

Cash and Cash Equivalents at End of Period	$3,903	$5,093

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

 Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal (“Tradewinds” or the “Company”) was incorporated in Wyoming on December 21, 2021, for the purpose of developing, manufacturing, and distributing high nutrient-based edible insect protein bars, shakes, and other high-nutrition foods/ snacks and drinks.

Additionally, on December 7, 2022, Tradewinds acquired a pain relief formula for dogs, which it intends to manufacture and distribute in the form of treats.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

Intangible Asset

As of September 30, 2024 and December 31, 2023, the Company had an intangible asset of $41,100. The intangible assets consist of an indefinite life formula for pain relief for dogs with a cost of $30,000 and a website with a cost of $9,600, which will be amortized over its useful life of 5 years and trademarks of $1,150.

Impairment Of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification ("ASC") 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded during the nine months ended September 30, 2024 and September 30, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

•	Identification of the promised goods in the contract;
•	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
•	Measurement of the transaction price, including the constraint of variable consideration;
•	Allocation of the transaction price of the performance obligations;
•	Recognition of revenue when (or as) the Company satisfies each performance obligation.

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

In accordance with Topic 606, the Company analyzes the following to determine when to recognize DA revenue:

i.	Whether the transaction represents a sale or licensing of IP
ii.	Whether the IP is a distinct performance obligation,
iii.	The nature of the license - functional or symbolic; and
iv.	The timing of recognition based on the nature of the license.

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

Fair Value of Financial Instruments

ASC 825, Financial Instruments requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities, when reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in the financial statements, together with other information relevant to making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed. The Company follows ASC 820, Fair Value Measurements and ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of September 30, 2024, and December 31, 2023.

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024 that are of significance or potential significance to the Company.

Note-3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2024, and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the unaudited financial statements.

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

The components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the nine months ended September 30, 2024 and 2023, are as follows:

	September 30, 2024	December 31, 2023
Net Loss Before Taxes	$(55,879)	$(182,191)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(11,735)	$(38,260)

	September 30, 2024	December 31, 2023
Deferred tax asset	$58,106	$46,371
Less valuation allowance	(58,106)	—
Net deferred tax asset	$—	$46,371

As of September 30, 2024, the components of the deferred tax asset related to net loss. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of September 30, 2024.

Note 5 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2024 to the date the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

In early 2022, we began formulating recipes using insect protein powder derived from crickets. Our CEO, Andrew Read, in collaboration with a nutritionist, formulated two different recipes for the preparation of the first protein bars. During this process we narrowed our primary protein source to cricket (Orthoptera) powder from ENTOMO FARMS, a Canadian Company that has supplied protein powder from crickets for over 10 years.

Following the initial development of our first bars, we conducted a taste test to finalize the ingredients. Subsequently, we initiated the process of partnering with a copacker/manufacturer. In March 2022, we visited the YouBar facility in Los Angeles, California, and enlisted their expertise to consult on and develop our initial two bars, also referred to as SKUs: Chocolate Almond and Peanut Butter and Fruit. YouBar has developed and manufactured protein bars since 2006 for companies whose bars are sold in well-known retail establishments such as Whole Foods, Trader Joe's, Costco, Target, Amazon, and GNS, according to their website www.youbars.com.

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

Following the approval process, we progressed to the packaging development and manufacturing phase, which lasted approximately nine months. Tradewinds was selective in the type of products and service providers it used for each aspect of packaging. Manufacturing and packaging of the two formulated SKUs were completed and shipped on December 4, 2023, at which time we received the first order, which included 10,848 peanut butter fruit bars and 10,764 chocolate almond bars. We have initiated online marketing and sales of the UP-protein bars; however, our main focus has been directed toward larger retail outlets and distributors such as Trader Joe’s, Costco, and Coremark. We anticipate that it may take an uncertain amount of time to secure a sales order from larger retailers, if it happens at all. In April of 2024 we entered into a purchase agreement with a smaller distributor for 1,040 cases of UP bars containing 12,480 bars for $24,960. At September 30, 2024, all bars in inventory had been sold.

Raw materials used in the protein bars are generic to energy\protein bars sourced by Youbar. The availability of ingredients is subject to standard supply and demand for energy bars. Protein Cricket Powder protein is purchased from Entomo Farms, a Company based out of Canada that has supplied protein powder from crickets for over 10 years. All ingredients required for the manufacturing of the bars are currently abundant.

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

We expect our operating expenses to significantly increase as we continue to develop additional product lines and establish a market for our current product line. We also expect to incur additional operating expenses as we begin operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing and scope of our marketing and our expenditures on other research and development activities.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2024 and 2023

Revenue

For the nine months ended September 30, 2024

For the period ended September 30, 2024, the Company had total sales of $146,179. The increase in revenues was directly related to the sales of commissions from affiliate marketing and sales of the Company's UP protein bars.

For the nine months ended September 30, 2023

For the period ended September 30, 2023, the Company had total sales of $90,602. Revenues were related to the sales of commissions from affiliate marketing as well as the sale of distribution rights for the UP Protein bars. The Company was in the process of finalizing formulations for its protein bars and had not yet begun sales.

For the three months ended September 30, 2024

For the period ended September 30, 2024, the Company had total sales of $28,068. The decrease in revenues was directly related to the decrease in sales of commissions from affiliate marketing and sales of the Company's UP protein bars.

For the three months ended September 30, 2023

For the period ended September 30, 2023, the Company had total sales of $41,750. Revenues were directly related to the sales of commissions from affiliate marketing. The Company was in process of finalizing formulations for its protein bars and had not yet begun sales.

Cost of Goods Sold

For the nine months ended September 30, 2024

For the period ended September 30, 2024, the Company had cost of sales of $21,645. The increase was directly related to the sales of the Company's UP protein bars.

For the nine months ended September 30, 2023

For the period ended September 30, 2023, the Company had cost of sales of $13,022 as its UP- Protein bars were still being designed and formulated.

For the three months ended September 30, 2024

For the period ended September 30, 2024, the Company had cost of sales of $9,132. The decrease was directly related to the sales of the Company's UP protein bars.

For the three months ended September 30, 2023

For the period ended September 30, 2023, the Company had cost of sales of $13,022  as its UP Protein bars were still being designed and formulated.

Gross Profit

For the nine months ended September 30, 2024

For the period ended September 30, 2024, the Company had a gross profit of $124,534. The increase from the same period in the previous year was directly related to the sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing.

For the nine months ended September 30, 2023

For the period ended September 30, 2023, the Company had a gross profit of $77,580. The gross profit was less than the same period of 2024 as its UP Protein bars were still being designed and formulated, and its sales of commissions from affiliate marketing program was just beginning.

For the three months ended September 30, 2024

For the period ending September 30, 2024, the Company had a gross profit of $18,936. The decrease from the same period in the previous year was directly related to the sales of the Company's UP protein bars and the decrease of sales of commissions from affiliate marketing.

For the three months ended September 30, 2023

For the period ended September 30, 2023, the Company had a gross profit of $28,727. The gross profit was more than the same period of 2024 as its UP- Protein bars were still being designed and formulated, and its sales of commissions from the affiliate marketing program were in its initial stages of development.

Operating Expenses

For the nine months ended September 30, 2024

For the period ended September 30, 2024, the Company had operating expenses of $180,413. We had $43,493 in professional fees which increased related to our registration statement filings. We had an increase in marketing fees, which were $129,657, attributed to the startup marketing for our UP Protein bars. We had $3,050 in consulting fees, a decrease due to our marketing program. We had $4,213 in general and administrative costs related to the expansion of our business.

For the nine months ended September 30, 2023

For the period ended September 30, 2023, the Company had operating expenses of $107,591. We had $6,784 in professional fees which related to our filings of our registration statement. We had marketing fees of $2,943 attributed to the startup marketing for our UP Protein bars. We had $94,200 in consulting fees due to our marketing program and fees related to the preparation of our registration statement. We had $3,664 in general and administrative costs.

For the three months ended September 30, 2024

For the period ended September 30, 2024, the Company had operating expenses of $55,483. We had $22,168 in professional fees which increased related to our filings of our registration statement. We had an increase in marketing fees which were $31,918, attributed to the startup marketing for our UP Protein bars. We had $1,050 in consulting fees. Consultants are engaged on an as-needed basis. The decline in consulting fees for the period was due to the lack of demand. We had $347 in general and administrative costs related to the expansion of our business.

For the three months ended September 30, 2023

For the period ended September 30, 2023, the Company had operating expenses of $41,398. We had $ 0 in professional fees. We had marketing fees which were $0, as we hadn't started our marketing programs yet. We had $39,500 in consulting fees. We had $1,898 in general and administrative costs related to operations of our business.

Net Loss

For the nine months ended September 30, 2024

For the period ended September 30, 2024, the Company had a net loss of $(55,879). Although our gross profit had increased to $124,534, we had operating expenses of $180,413. Both our gross profit and expense increases were directly related to the sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing. In addition, we had a deferred tax asset of $58,106  resulting in a valuation allowance of $(58,106).

For the nine months ended September 30, 2023

For the period ended September 30, 2023, the Company had a net loss of $27,952. Although our gross profit totaled to $77,580, we had operating expenses of $107,591. Our gross profit and expenses were directly related to the initial startup of the Company's UP protein bars and the sales of commissions from affiliate marketing.

For the three months ended September 30, 2024

For the period ended September 30, 2024-, the Company had a net loss of $28,872. Our gross profit had decreased to $18,936 and we had operating expenses of $55,483. Both our gross profit and expenses were directly related to the decrease in sales of the Company's UP protein bars and the increase of sales of commissions from affiliate marketing.

For the three months ended September 30, 2023

For the period ended September 30, 2023, the Company had a net loss of $10,612. Our gross profit was $28,727 and we had operating expenses of $41,398. We had less expenses during the period as we had not yet begun directing resources toward our registration statement or marketing. Both our gross profit and expenses were directly related to sales of commissions from affiliate marketing.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $3,903. To date, we have financed our operations primarily through revenue generated from operations, private placements of our securities and advances from our founder.

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

For the nine months ended September 30, 2024, compared to September 30, 2023

The change in stockholders' equity at September 30, 2024, was primarily attributable to operating losses incurred in the period. In the fourth quarter of 2023 22,000,000 shares were issued to our President which was the primary reason for the change. During the nine month period ended September 30, 2024, we used $24,310 in operating activities compared to $68,763 used in operating activities during September 30, 2023.

Investing Activities

For September 30, 2024, we had no investing activities and for September 30, 2023 we used $1,500 in investing activities for an intangible asset for website development.

Financing Activities

Our financing activities generally consist of the proceeds from the sale of our common stock. During September 30, 2024, we had $0 in financing activity, and September 30, 2023 we had $22,000 in financing activities from the issuance of stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  September 30,2024, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2023 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and nine-month periods ended September 30, 2024 or year ended December 31, 2023 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Dated: November 14, 2024	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

