Form 10-K
period 2024-12-31
Tradewinds Universal
filed 2025-03-31
CIK 1916558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-276233

Tradewinds Universal

(Exact name of registrant as specified in its charter)

———————

Wyoming	2000	87-4254479
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

501 Mercury Lane
Brea, CA. 92821
855-434-4488
TradewindsUniversal.com
Andrewreadtw@gmail.com
(Address and telephone number of registrant's principal executive offices and principal place of business)

Buffalo Registered Agents LLC
401 N Main Street
Buffalo, WY 82834
855-434-4488
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 9,970,000 shares of common stock held by non-affiliates of the issuer on such date was $0.

As of March 31, 2025, the Company is not yet trading on any exchanges. The registrant had 32,170,000 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “TRADEWINDS”, or “the Company,” or “we,” or “us,” and “our” refer to TRADEWINDS UNIVERSAL. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties as part of your evaluation of an investment in our securities.

-	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

-	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

-	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

-	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

-	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

-	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

-	We depend upon key personnel and need additional personnel.

-	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations.

-	There is currently no public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

-	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

-	Because we plan to be quoted on the OTC QB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

-	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

-	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

-	Shares eligible for future sale may adversely affect the market for our Common Stock.

-	You may experience future dilution as a result of future equity offerings.

-	Our charter documents and Wyoming law may inhibit a takeover that stockholders consider favorable.

-	There are limitations on director/officer liability.

-	Penny stock regulations may impose certain restrictions on marketability of our securities.

-	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

Item 1. Description of Business

Overview

Corporate History

The Company was incorporated in Wyoming on December 28, 2021, with a mission to develop, manufacture, and distribute nutrient-based edible insect foods under the brand "Universal Protein (UP)," also known as UP Proteins. The product line includes protein bars, shakes, and various nutritional foods, snacks, and beverages. Additionally, the Company has acquired a proprietary formula for the development, manufacturing, and distribution of dog treats designed to alleviate pain.

BUSINESS OVERVIEW

The Company focuses on identifying market opportunities and strategic partnerships for its product offerings. Our primary emphasis is on the formulation, manufacturing, marketing, and distribution of UP Proteins nutritional products, which include protein bars, powders, drinks, cookies, and other health-conscious items. These products feature human-grade protein sourced from insects, aligning with our commitment to sustainable and innovative nutrition. The acronym "UP" (Universal Protein) reflects our vision of delivering high-quality, eco-friendly protein alternatives.

Edible insects provide substantial nutritional benefits, including high levels of vitamin B12, iron, zinc, fiber, essential amino acids, omega-3 and omega-6 fatty acids, and antioxidants. Beyond individual health benefits, incorporating edible insects like crickets into the human diet supports environmental sustainability by reducing greenhouse gas emissions, minimizing the use of agricultural land and water, and potentially helping in the management of chronic conditions such as autoimmune diseases, diabetes, cancer, and cardiovascular diseases.

After selling our entire inventory of protein bar SKUs, we are currently assessing market reception and evaluating potential business models. We are also exploring new copackers to secure more competitive pricing and are in the process of developing a third SKU to further expand our protein bar offerings. This includes white labeling our proprietary formulas and licensing rights for various territories. As of now, we have not resumed the manufacturing or sale of our protein bars.

In addition to human nutrition, the Company has created a proprietary formula for dog pain relief treats. Last year, we successfully sold the exclusive licensing rights for this formula in Mexico, and we are currently exploring white labeling and expanded licensing opportunities in other markets.

Through these initiatives, we remain committed to delivering sustainable, health-conscious solutions for human and pet nutrition while strategically expanding our market presence.

As part of our growth strategy, we introduced an affiliate commission program last year. We plan to expand it to enhance our market reach and sales performance.

Furthermore, as part of our long-term strategic direction, we are actively exploring opportunities in the green business sector, which includes industries and enterprises that prioritize environmental sustainability and eco-friendly practices while generating economic value. These are businesses that aim to reduce environmental impact, conserve natural resources, and promote sustainable development. However, at this time, no definitive plans have been established.

Sales

The Company is currently generating revenue through the sale of its UP Protein products and distribution rights for specific territories. These rights are purchased in advance of product completion to secure exclusive access to the designated regions. Additionally, last year, we sold the licensing rights for our dog pain relief product in Mexico and generated income from our affiliate commission program.

Industry

The Global Edible Insects Market was estimated to reach $1.8 billion in 2025. In terms of value, the edible insect market is expected to grow at a CAGR (compound annual growth rate) of 26.5% from 2020 to 2027, reaching $4.63 billion by 2027. Moreover, in terms of volume, the edible insect market is expected to grow at a CAGR of 28.5% from 2020 to 2027, reaching 13,988,626 tons by 2027.

Aspire Food Group, once a provider of insect snacks online, now focuses on cricket protein powder and is reportedly the largest supplier in the ingredients space. Aspire reports that about 80% of its cricket protein inventory is used for pet food, but it is designed to be edible for humans as well, with a growing interest in its use as a food ingredient. Aspire has also established a production facility in Ontario, Canada, capable of producing 20,000 metric tons of food-grade cricket protein and frass (cricket waste used for fertilizer) per year.

Significant capital is flowing into the insect protein space. Aspire has raised $21.6 million in funding, according to Crunchbase data. Consumers are also showing increased interest in alternative protein sources beyond traditional beef, pork, and chicken. According to Barclays, the edible insect industry could be worth $8 billion by 2030, up from under $1 billion last year.

The plant-based meat market generated revenue of $4.2 billion globally in 2018, driven primarily by companies such as Impossible Foods and Beyond Meat. According to Grand View Research, the global insect protein market was worth $250 million in 2020 and is projected to grow at a CAGR of 27.4% from 2021 to 2028.

Competition

Some of the key competitors in the edible insect market include:

  Protifarm Holding NV
  EntomoFarms
  Haocheng Mealworms Inc.
  Agriprotein (Insect Technology Group Holdings U.K. Ltd.)
  Ynsect SAS
  Deli Bugs Ltd.
  Hargol FoodTech
  Aspire Food Group
  All Things Bugs, LLC
  Tiny Farms
  Global Bugs Asia Co., Ltd.
  Beta Hatch Inc.
  EntoCube Ltd.
  Rocky Mountain Micro Ranch
  Armstrong Cricket Farm Georgia
  EnviroFlight Corporation
  SFly Comgraf SAS
  Hexafly
  F4F SpA
  Protix B.V.
  InnovaFeed
  Nutrition Technologies Group
  Protenga Pte Ltd.
  nextProtein S.A.S.
  Protix Ynsect Innovafeed

Some of these companies will serve as suppliers for UP Proteins. With a readily available variety of insect sources, UP Proteins will be able to negotiate an ample supply while benefiting from cost reductions as production facilities expand.

UP Protein Nutrition Products

Product Description

UP Proteins offers high-protein energy products made with premium ingredients. All UP Proteins products are:

  Non-GMO
  Non-Dairy
  Gluten-Free
  Low in sugar, containing only natural sweeteners from dried fruits, berries, and natural sugar substitutes

Our focus is on delivering both health and taste, carefully selecting ingredients that align with a balanced diet. The core protein source in UP Proteins products is an Orthoptera Protein blend, which includes cricket powder and other plant-based protein sources.

UP Proteins products cater to consumers seeking nutritious, environmentally conscious options, including vegetarians who avoid animal and dairy products and those following a paleo diet, which prioritizes meat, fish, and eggs while excluding grains and legumes. Insects serve as an innovative protein source that does not carry the environmental and ethical concerns associated with conventional livestock farming.

Sustainability and Market Potential

Research from the University of Copenhagen highlights insects as an exceptionally sustainable protein source. According to the United Nations, global livestock farming contributes over 14.5% of greenhouse gas emissions. In contrast, cricket farming is 20 times more efficient in protein production compared to cattle, producing 80 times less methane. Additionally, insect farming utilizes organic waste as feed, reducing the need for grain-based animal feed that demands significant energy and water resources.

UP Protein Bar: A Fusion of Vegan and Paleo Nutrition

The UP Protein Bar offers a unique combination of vegan and paleo nutrition principles by replacing conventional animal proteins with insect-based protein. Each bar is crafted to deliver optimal health benefits without compromising on taste, texture, or appearance. Our formulation blends cricket powder with other nutritious ingredients to create a high-quality, sustainable, and delicious snack option.

UP Proteins is proud to be at the forefront of this movement, offering innovative, sustainable, and nutritionally superior products that cater to health-conscious consumers worldwide.

FORMULA FOR DOGS

On December 7, 2022, the Company acquired a proprietary formula for natural pain relief for animals from BearCreek Resources, Corp. for a total consideration of $30,000. This acquisition granted the Company full ownership and all associated rights to the formula, with no ongoing royalty obligations or additional payments required. The formula is designed to provide safe, effective, and natural pain relief for dogs, potentially addressing a significant market demand in the pet health industry.

Licensing and Revenue Strategy

Given the high cost associated with initial manufacturing, quality control, and regulatory compliance, the Company opted to monetize the formula through licensing. This strategy allows the Company to generate revenue while minimizing upfront capital expenditures related to production and distribution.

To date, revenue has been derived from the sale of non-exclusive licensing rights to third parties interested in utilizing the pain relief formula. Additionally, on December 7, 2022, the Company entered into an exclusive licensing agreement with BearCreek Resources, Corp., further solidifying its strategic approach to leveraging the formula's market potential.

Future Plans and Market Potential

The global pet healthcare market is experiencing steady growth, with a rising demand for alternative and natural remedies for dog pain management. The Company's long-term strategy is to continue licensing the formula while building the financial and operational capacity to manufacture, brand, and market the product directly. Once sufficient revenue is generated, this transition will be pursued, ensuring a scalable and profitable expansion into the pet health sector.

By adopting this phased approach, the Company aims to position itself as a leading provider of natural pain relief solutions for animals while maximizing shareholder value and market penetration.

Regulation

Our business is subject to regulation by federal and state laws in the United States and the laws of other jurisdictions in which we do business.

Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.

Communications Decency Act. The CDA regulates content of material on the Internet and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on their servers unless they participate in creating or developing the content.

Digital Millennium Copyright Act. The DMCA provides a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adoption of a user policy that provides for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider that fails to comply with these safe harbor requirements may be found liable for copyright infringement.

Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many online service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA and we may be subject to a variety of trademark claims in the future.

Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals.

Intellectual Property & Proprietary Rights

We consider key aspects of our business and website to be proprietary. To protect these elements, we intend to rely on a combination of copyright, trademark, service mark, and trade secret laws, as well as confidentiality agreements, title restrictions, and other protective measures. As of now, we have not filed for any copyrights or trademarks.

Employees

We are a new, developing company and currently have only one part-time employee, Andrew Read our CEO and Secretary/Treasurer. At this time there is no arrangement to pay a salary until such time that the Company begins generating revenue from the sale of its products. We may engage independent contractors in the future.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

ITEM 2. Properties

Our principal executive offices consist of shared office space owned by our CEO located at  501 Mercury Lane Brea, CA. 92821 on a month-to-month basis.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are not yet listed on any market.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this prospectus. In addition to historical financial information, the following discussion and analysis contain forward-looking statements involving risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this prospectus. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this prospectus.

Overview

We specialize in developing, manufacturing, and distributing nutrient-rich foods, distinguishing ourselves by integrating insect-based proteins into our products. Our primary product line is marketed under the brand Universal Proteins (UP) and currently focuses on protein bars. The company plans to broaden its secondary business focus to include pet foods, particularly developing, manufacturing, and distributing dog treats aimed at alleviating pain.

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

The R&D collaboration with YouBar spanned almost a year to develop the first two flavors (SKUs). This comprehensive process involved testing various ingredient combinations for optimal taste, experimenting with baking or rolling techniques for the bars, and refining the product to facilitate mass production. YouBar sourced material for additional bar ingredients, such as: fruits and flavors, all of which received subsequent approval by the Company.

Following the approval process, we progressed to the packaging development and manufacturing phase, which lasted approximately nine months. Tradewinds was selective in the type of products and service providers it used for each aspect of packaging. Manufacturing and packaging of the two formulated SKUs were completed and shipped on December 4, 2023, at which time we received the first order, which included 10,848 peanut butter fruit bars and 10,764 chocolate almond bars. We have initiated online marketing and sales of the UP protein bars; however, our main focus has been directed toward larger retail outlets and distributors such as Trader Joe’s, Costco, and Coremark. We anticipate that it may take an uncertain amount of time to secure sales orders from larger retailers, if it happens at all. In April of 2024 we entered into a purchase agreement with a smaller distributor for 1,040 cases of UP bars containing 12,480 bars for $24,960. At December 31, 2024, all bars in inventory had been sold. Raw materials used in the protein bars are generic to energy protein bars sourced by YouBar. The availability of ingredients is subject to standard supply and demand for energy bars. Protein Cricket Powder protein is purchased from Entomo Farms,  a Company based out of Canada that has supplied protein powder from crickets for over 10 years. All ingredients required for the manufacturing of the bars are currently abundant.

Our UP Protein Bars are currently backordered only on our website, UPProteins.com. We have initiated a marketing program targeting retail outlets through social media platforms, as detailed in our Business Description on page 12. We expect to finalize one more new SKU for a bar by the end of 2025. The Company plans to expand its focus to include pet foods and has acquired a formula for developing, manufacturing, and distributing dog treats for pain relief. Additionally, we aim to continue marketing Distribution Rights across various territories. We also plan to promote the licensing rights for our pain relief formula for dogs as well as expand our affiliate marketing program. However, there is no guarantee that licensing rights, products and affiliate commission income will be sufficient to support our operational plan. We anticipate raising capital through revenues from licensing rights sales or through some form of debt or equity financing. Currently, we have no arrangements for any funding sources.

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

Following the sale of our entire inventory of both protein bar SKUs, we are currently assessing market reception and evaluating potential business models as well as evaluating new copackers in the effort of obtaining more competitive pricing, and we are in the process of creating a third SKU to further expand our protein bar offerings. These include white labeling our proprietary formulas and licensing rights for various territories. As of now, we have not resumed the manufacturing or sale of our protein bars.

Beyond human nutrition, the Company has developed a proprietary formula for dog pain relief treats. Last year, we successfully sold the exclusive licensing rights for this formula in Mexico, and we are currently exploring white labeling and expanded licensing opportunities in additional markets.

Through these initiatives, we remain committed to delivering sustainable and health-conscious solutions for both human and pet nutrition while strategically expanding our market presence.

As part of our growth strategy, we introduced an affiliate commission program last year, which we plan to expand to enhance our market reach and sales performance.

Furthermore, as part of our long-term strategic direction, we are actively exploring opportunities in the green business sector, which includes industries and enterprises that prioritize environmental sustainability and eco-friendly practices while generating economic value. These are businesses that aim to reduce environmental impact, conserve natural resources, and promote sustainable development. However, at this time, no definitive plans have been established.

Results of Operations

Comparison of years ended December 31, 2024, and 2023

Revenue

For the twelve months ended December 31, 2024

For the period ended December 31, 2024, the Company had total sales of $171,596. The increase in revenues was directly related to commissions from affiliate marketing, licensing rights to our dog formula, and sales of the Company's UP protein bars.

For the twelve months ended December 31, 2023

For the period ended December 31, 2023, the Company had total sales of $145,085. Revenues were directly related to the sales of commissions from affiliate marketing. The Company was in the process of finalizing formulations for its protein bars and had not yet begun sales.

Cost of Goods Sold

For the twelve months ended December 31, 2024

For the period ended December 31, 2024, the Company had cost of sales of $21,645. The increase was directly related to the sales of the Company's UP protein bars.

For the twelve months ended December 31, 2023

For the period ended December 31, 2023, the Company had cost of sales of $13,023 as its UP- Protein bars were still being designed and formulated.

Gross Profit

For the twelve months ended December 31, 2024

For the period ended December 31, 2024, the Company had a gross profit of $149,951 The increase from the same period in the previous year was directly related to the sales of the Company's UP protein bars, licensing rights to our dog formula, and the increase of sales of commissions from affiliate marketing.

For the twelve months ended December 31, 2023

For the period ended December 31, 2023, the Company had a gross profit of $132,062. The gross profit was less than the same period of 2024 as its UP Protein bars were still being designed and formulated, and its sales of commissions from affiliate marketing program was just beginning.

Operating Expenses

 For the twelve months ended December 31, 2024

For the period ended December 31, 2024, the Company had operating expenses of $219,323. We had $51,838 in professional fees, which increased related to our registration statement filings. We had an increase in marketing fees, which were $148,093, attributed to the startup marketing for our UP Protein bars and marketing for our affiliate commission program. We had a loss of $5,000 for impairment of intangible assets. We  had $5,133 in consulting fees, a decrease due to our marketing program. We had $4,459 in general and administrative costs related to the expansion of our business  and we had $4,800 in amortization.

For the twelve months ended December 31, 2023

For the period ended December 31, 2023, the Company had operating expenses of $362,683. We had $18,442 in professional fees related to filing our registration statement. We had consulting fees of $316,173 attributed to the shares issued to our CEO for services rendered as well as other consulting related expenses, marketing fees of $23,562 attributed to the startup marketing for our UP Protein bars. We had $4,506 in general and administrative costs.

Net Loss

For the twelve months ended December 31, 2024

For the period ended December 31, 2024, the Company had a net loss of $115,743. Although our gross profit had increased to $149,951, we had operating expenses of $219,323. Our gross profit increased while our total expenses decreased which were directly related to the sales of the Company's UP protein bars and the increase in sales of commissions from affiliate marketing.

For the twelve months ended December 31, 2023

For the period ended December 31, 2023, the Company had a net loss of $182,191. Although our gross profit increased to $132,062, we had operating expenses of $362,683. Our gross profit and expenses were directly related to the initial startup of the Company's UP protein bars and the sales of commissions from affiliate marketing as well as to the shares issued to our CEO for services rendered.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $210. To date, we have financed our operations primarily through revenue generated from operations, private placements of our securities, and advances from our founder.

Management has prepared operational estimates and believes it will have sufficient funds to support our operations and meet our debt obligations for at least the next twelve months. However, we may require additional cash resources in the future due to changing business conditions, the implementation of our strategy to expand, or other investments or acquisitions we might pursue. If our financial resources are inadequate to meet our capital needs, we may look to sell additional equity or debt securities or obtain further credit facilities. Selling additional equity could dilute our stockholders’ interests. Taking on debt would increase our debt service obligations and may require us to agree to operational and financial covenants that limit our operations. Financing may not be available in amounts or on terms that are acceptable to us, if at all. Any failure to secure additional funds on favorable terms or at all could restrict our ability to expand our operations and negatively impact our overall business prospects. There is no assurance that the Company will be successful. Without sufficient financing, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, under which we are expected to be able to realize our assets and satisfy our liabilities in the normal course of business.

Operating Activities

For the period ended December 31, 2024, the Company had operating expenses of $219,323. We had $51,838 in professional fees, which increased related to our registration statement filings. We had an increase in marketing fees, which were $148,093, attributed to the startup marketing for our UP Protein bars and marketing for our affiliate commission program. We had a loss of $5,000 for impairment of intangible assets. We  had $5,133 in consulting fees, a decrease due to our marketing program. We had $4,459 in general and administrative costs related to the expansion of our business.

Investing Activities

For December 31, 2024, we used $0 in investing activities and for the year ended December 31, 2023 we used $1,500 in investing activities for an intangible asset for website development.

Financing Activities

Our financing activities generally consist of the proceeds from the sale of our common stock. During December 31, 2024, we had $0 in financing activity, and for the year ended December 31, 2023 we had $32,000 in financing activities from the issuance of stock to our CEO for cash received for stock .

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Tradewinds Universal

Table of Contents

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Tradewinds Universal

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tradewinds Universal (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover operating costs. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Astra Audit & Advisory, LLC

Tampa, FL

March 31, 2025

 TRADEWINDS UNIVERSAL

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$210	$28,213
Inventory	—	18,076
Prepaid Expense	—	13,493
Deferred Tax Asset	—	46,371
Total Current Assets	210	106,153

Intangible Assets, Net	31,300	41,100
Total Assets	$31,510	$147,253

Liabilities and Stockholders' Equity
Current Liabilities	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies (Note 4)

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 32,170,000 shares issued and outstanding	32,170	32,170
Additional Paid in Capital	289,530	289,530
Accumulated Deficit	(290,190)	(174,447)
Total Stockholders' Equity	31,510	147,253
Total Liabilities and Stockholders' Equity	$31,510	$147,253

The accompanying notes are an integral part of these financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenue	$171,596	$145,085

Cost of Goods Sold	21,645	13,023
Gross Profit	149,951	132,062
Operating Expenses
Marketing	148,093	23,562
Professional Fees	51,838	18,442
Consulting	5,133	316,173
Amortization	4,800	—
General and Administrative	4,459	4,506
Loss on Impairment	5,000	—
Total Operating Expenses	219,323	362,683

Net Loss Before Taxes	(69,372)	(230,621)
Provision for Income Tax	(46,371)	48,430
Net Loss	$(115,743)	$(182,191)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)

Basic and diluted weighted average shares used in the calculation of net loss per common share	32,170,000	9,372,822

The accompanying notes are an integral part of these financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	6,970,000	$6,970	$62,730	$7,744	$77,444
Shares issued for services	22,000,000	22,000	198,000	—	220,000
Shares issued for cash	3,200,000	3,200	28,800	—	32,000
Net Loss	—	—	—	(182,191)	(182,191)
Balance December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(115,743)	(115,743)
Balance December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510

The accompanying notes are an integral part of these financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating Activities
Net Loss	$(115,743)	$(182,191)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Amortization	4,800	—
Stock Compensation	—	220,000
Changes in Operating Assets and Liabilities:
Inventory	18,076	(18,076)
Prepaid Expense	13,493	(8,093)
Impairment of Intangible Assets	5,000	—
Deferred Tax Asset	46,371	(46,371)
Taxes Payable	—	(2,059)
Deferred Revenue	—	(18,853)
Net Cash from Operating Activities	(28,003)	(55,643)

Investing Activities
Purchase of Intangible Asset	—	(1,500)
Net Cash from Investing Activities	—	(1,500)

Financing Activities
Shares issued for Cash	—	32,000
Net Cash from Financing Activities	—	32,000

Change in Cash and Cash Equivalents	(28,003)	(25,143)

Cash and Cash Equivalents at Beginning of Period	28,213	53,356

Cash and Cash Equivalents at End of Period	$210	$28,213

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024

 Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal (“Tradewinds” or the “Company”) was established in Wyoming on December 21, 2021, with a focus on developing, manufacturing, and distributing high-nutrient edible insect protein bars, shakes, and other nutritious foods, snacks, and beverages.

Furthermore, on December 11, 2022, Tradewinds acquired a pain relief formula for dogs, which it plans to produce and distribute as treats, as well as offer licensing rights for the formula.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2024 and December 31, 2023.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

Intangible Assets

As of December 31, 2024  and December 31, 2023, the Company had an Intangible Asset of $36,300 and $41,100 respectively. The intangible assets consist of an indefinite life formula for pain relief for dogs with a cost of $30,000 and a website with a cost of $4,800, which will be amortized over its useful life of 5 years and trademarks of $1,500. The amortization expense for the years ended December 31, 2024 and December 31, 2023 was $4,800 and $0, respectively. For the years ended December 31, 2024 and December 31, 2023, there was a loss of impairment of intangible assets of $5,000 and $0, respectively, included on the statement of operations.

Impairment Of Long-Lived Assets

The Company determines its long-lived assets impairment in accordance with Accounting Standards Codification (ASC) 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Definite and Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the years ended December 31, 2024 and December 31, 2023, there was a loss of impairment of intangible assets of $5,000 and $0, respectively, included on the statement of operations.

Revenue Recognition

The Company recognizes revenue according to ASC 606. Revenue is recognized when a customer gains control of the promised goods or services. Furthermore, the standard mandates the disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The recorded revenue amount reflects the consideration the Company anticipates receiving in exchange for those goods or services. The Company applies the following five-step model to determine this amount:

  Identification of the promised goods in the contract;
  Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
  Measurement of the transaction price, including the constraint of variable consideration;
  Allocation of the transaction price of the performance obligations and
  Recognition of revenue when (or as) the Company satisfies each performance obligation.

The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers do receive a manufacturer’s warranty.

The Company's main revenue stream to date has been from the sale of distribution territories for its protein bars, affiliate commissions and licensing agreement for its dog formula. The Company sells rights to distribute its protein bars and other products to outside parties and determines if the distribution agreement (“DA”) is a distinct (separate) performance obligation in accordance with ASC 606. If the DA is determined not to be distinct, the license is combined with the other goods or services and the combined performance obligation is accounted for using the general revenue recognition model outlined above. If the DA is determined to be distinct, the Company analyzes whether the DA is functional or symbolic to assess the timing of revenue recognition. The DA by the Company was determined to be a distinct performance obligation of symbolic intellectual property (“IP)”, which provides a right to access IP. ASC 606 states that revenue from licenses of IP deemed to provide a right to use IP will be recognized at a point in time when control is transferred.

In accordance with Topic 606, the Company analyzes the following to determine when to recognize revenue:

i.	Whether the transaction represents a sale or licensing of intellectual property (IP),
ii.	Whether the IP is a distinct performance obligation,
iii.	The nature of the license - functional or symbolic; and
iv.	The timing of recognition based on the nature of the license.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Income Taxes

In accordance with ASC 740 Income Taxes, deferred tax assets, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in Income in the period that includes the enactment date.

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2024  and December 31, 2023.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260 Earnings Per Share  ("EPS"), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share.

Advertising Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $148,093 in Marketing expenses for the twelve months ended December 31, 2024, and $23,562 for the twelve months ended December 31, 2023.

Stock-based compensation

The Company applies the fair value method of FASB ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. Fully vested and non-forfeitable shares issued prior to the services being performed are classified as unearned compensation.

Recently Issued Accounting Pronouncements

The Company  is committed to complying with the new segment reporting requirements issued by the Financial Accounting Standards Board (FASB) under Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances segment reporting transparency by introducing several key disclosure mandates, which the Company has implemented in its  financial reporting.

As part of the Company's  compliance, it will disclose significant expense categories and their amounts for each reportable segment. These expenses will include those regularly provided to the  chief operating decision maker (CODM) and incorporated into the segment’s reported measure of profit or loss. Additionally, the Company will report “other segment items,” which will be calculated as the difference between segment revenues minus significant segment expenses and the reported measure of segment profit or loss, along with a detailed description of the composition of these items.
F-9

To ensure consistency and transparency, the Company will also extend certain annual segment disclosure requirements to its interim reporting periods, providing timely and relevant financial information throughout the year. Furthermore, as an entity with a single reportable segment, the Company will comply with all segment disclosure requirements mandated by both existing guidance and the new ASU.

Additionally, the Company   will disclose the title and position of its CODM and explain how the CODM utilizes the reported measures of segment profit or loss to assess performance and allocate resources effectively. By implementing these enhanced segment reporting disclosures, the Company aims  to provide investors and other financial statement users with more detailed and useful information, reinforcing its commitment to transparency and informed decision-making.

Note 3 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2024 and December 31, 2023, the Company had an accumulated deficit of and $290,190  and $174,447, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts for amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Segment Disclosure

ASC 280 “Segment Reporting ”,  establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM  in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and unit and derives revenues mainly from products, licensing rights and affiliate commissions (see Note 1 for a brief description of the Company’s business).

 The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, who reviews financial information and annual operating plans for purposes of making operating decisions, evaluating financial performance, and allocating resources.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net loss for 2024  and 2023 consisted of the following:

Segment Disclosures for the Years Ended:

	December 31, 2024	December 31, 2023

Total Assets	$36,510	$147,253
Sales
Up Protein Bars	43,224	—
Affiliate Commissions	123,622	145,085
Dog Pain formula	4,750	—
Net Sales	171,596	145,085

Cost of sales	21,645	13,023
Gross Profit	149,951	132,062
Sales, marketing and support
Marketing costs	148,093	23,562
Professional fees	51,838	18,442
Consulting	5,133	316,173
Amortization	4,800	—
Loss on Impairment	5,000	—
General and Administrative costs	4,459	4,506

Net Loss Before Taxes	$69,372	$230,621

Note 5 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2024  and December 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Note  6 - Income Taxes

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

The  components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the twelve months ended December 31, 2024  and December 31, 2023, are as follows:

	December 31, 2024	December 31, 2023
Net Loss Before Taxes	$(69,372)	$(230,621)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(14,568)	$(48,430)

	December 31, 2024	December 31, 2023
Deferred tax asset	$60,939	$46,371
Less valuation allowance	(60,939)	—
Net deferred tax asset	$—	$46,371

As of December 31, 2024, the components of the deferred tax asset related to net loss. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of December 31, 2024. The change in tax loss valuation allowance as of December 31, 2024 was $60,939 and for December 31, 2023 it was $0.

Note 7 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2024 to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2024, the Company transitioned its independent registered public accounting firm from Accell Audit & Compliance , P.A. to Astra Audit & Advisory. The change was not due to any disagreement or issue with Accell. Accell’s audit reports for prior periods contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on our evaluation of internal controls, our management concluded that there is a lack of segregation of duties identified. As a result our internal controls over financial reporting were not effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors And Executive Officers

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Andrew Read	62	Since December 28, 2021	CEO, Secretary, Treasurer and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Andrew Read has served as the Company’s CEO and director since 2021. Prior to this, Andrew launched Voltage River, a solar Electric and battery integration and consulting company, in 2011 and has worked as CEO of Voltage River since 2011. Voltage River has focused on providing net zero electrical emissions to homes and businesses in southern California. Prior to this Andrew worked as a technical sales rep for Motorola's broadband radio division and was instrumental in developing the public safety market for broadband radio nationwide. Prior to his time with Motorola Andrew worked with a radio startup called Breezecom, a broadband radio company that went public while he worked as a technical sales rep for the company developing the public safety and SCADA branch of the company. Mr. Read has worked to spread awareness, build partnerships, and create innovative products that could make a positive impact on people's lives/health and the environment. We believe his Earth-friendly skill set will greatly benefit the Company’s ability to move forward.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended December 31, 2024 and 2023:

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Salary	Bonus	Stock Awards(1)	All other Compensation	Total
Andrew Read President and CEO, CFO	FY 2024	$—	$—	$—	$—	$—
Andrew Read President and CEO, CFO(2)	FY 2023	$—	$—	$220,000	$—	$220,000

(1) In 2022, Andrew Read as founder of the Company acquired shares totaling 230,000 valued at $.01 per share.

(2) On December 28, 2023, Andrew Read was issued 22,000,000 shares for services per an amended employment agreement. The shares were issued at $.01 per share, $220,000.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, no new warrants or any other equity awards were awarded to the executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 15, 2025, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Andrew Read(1)(2)	22,000,000	69.5%
Common Stock	Bear Creek Resources Corporation (3)	2,000,000	6.2	%**

(1) Andrew Read is the President and Director of the Company.

(2) On December 28, 2023 Andrew Read was issued 22,000,000 shares for services rendered.

(3) BearCreek Resources Corporation, Gabriel Grabowski, Pres.

The percent of class is based on 32,170,000 shares of common stock issued and outstanding as of the date of this annual report.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions

There are no promoters of the company, and have been none, as defined in Item 404(c)(1)(i) of Regulation S-K, other than the Company’s directors and officers.

During the year ended December 31, 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2024.

Item 14. Principal Accountant Fees and Services

In 2024, the Company transitioned its independent registered public accounting firm from Accell Audit & Compliance , P.A. to Astra Audit & Advisory. The change was not due to any disagreement or issue with Accell. Accell’s audit reports for prior periods contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal year ended December 31, 2024, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2023 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024. During fiscal year ended December 31, 2023, we incurred approximately $18,442 in fees to our principal independent accountants for professional services rendered in connection with the audit of our December 31, 2022 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023.

Item 15.	Exhibits Index.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

19.1	Insider Trading Policy				Filed
31.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.	Interactive Data files				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andrew Read Andrew Read	President/Chief Executive Officer and Director (principal executive officer)	March 31, 2025

/s/ Andrew Read Andrew Read	Chief Financial Officer and Director (principal accounting officer)	March 31, 2025

