Form 10-Q
period 2025-03-31
Tradewinds Universal
filed 2025-05-15
CIK 1916558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2025

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

Yes ☐        No ☒

Number of shares of registrant's common stock, par value $.001, outstanding as of May 15, 2025: 32,170,000.

2

 Financial Statements

Tradewinds Universal

Table of Contents

March 31, 2025

TRADEWINDS UNIVERSAL

BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$298	$210
Total Current Assets	298	210

Intangible Assets	30,100	31,300
Total Assets	$30,398	$31,510

Liabilities and Stockholders' Equity
Current Liabilities	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies	—	—

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 32,170,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	32,170	32,170
Additional Paid in Capital	289,530	289,530
Accumulated Deficit	(291,302)	(290,190)
Total Stockholders' Equity	30,398	31,510
Total Liabilities and Stockholders' Equity	$30,398	$31,510

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months ended	For the Three Months ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Revenue:
Sales	$12,972	$29,575
Gross Profit	12,972	29,575
Operating Expenses
Professional Fees	—	8,125
Consulting	12,650	7,000
Amortization	1,200	—
Marketing	—	40,299
General and Administrative	234	3,558
Total Operating Expenses	14,084	58,982

Net Profit Before Taxes	(1,112)	(29,407)
Provision for Income Tax	—	6,175
Net Profit	$(1,112)	$(23,232)

Net Loss Per Share – Basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	32,170,000	32,170,000

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(23,232)	(23,232)
Balance March 31, 2024	32,170,000	$32,170	$289,530	$(197,679)	$124,021

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510
Net Loss	—	—	—	(1,112)	(1,112)
Balance March 31, 2025	32,170,000	$32,170	$289,530	$(291,302)	$30,398

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	For the Three Months ended	For the Three Months ended
	March 31, 2025	March 31, 2024
Operating Activities
Net Loss	$(1,112)	$(23,232)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities:
Amortization	1,200	—
Changes in Operating Assets and Liabilities
Prepaid Expense	—	6,300
Deferred Tax Asset	—	(6,175)
Net Cash from Operating Activities	(1,112)	(23,107)

Investing Activities
Inventory	—	(2,069)
Net Cash from Investing Activities	1,200	(2,069)

Change in Cash and Cash Equivalents	88	(25,176)

Cash and Cash Equivalents at Beginning of Period	210	28,213

Cash and Cash Equivalents at End of Period	$298	$3,037

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

Notes To the Financial Statements

March 31, 2025

 Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal (“Tradewinds” or the “Company”) was incorporated in Wyoming on December 21, 2021 for the purpose of developing, manufacturing, and distributing high nutrient-based edible insect protein bars, shakes, and other high nutrition foods/ snacks and drinks.

Additionally, on December 11, 2023, Tradewinds acquired a pain relief formula for dogs which it intends to manufacture and distribute in the form of treats.

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

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2025, and December 31, 2024.

Intangible Asset

As of March 31, 2025, and December 31, 2024, the Company recorded total intangible assets of $30,100. The intangible assets consist of: (i) an indefinite-lived formula for dog pain relief with a carrying cost of $25,000; (ii) a trademark valued at $1,500; and (iii) a website with a carrying cost of $3,600. The website will be amortized over its estimated useful life of five (5) years.

For the periods ended March 31, 2025, and December 31, 2024, the Company recognized impairment losses on intangible assets of $0 and $5,000, respectively, which are included in the statements of operations. The impairment is attributed to the dog pain relief formula.

Impairment Of Long-Lived Assets

The Company determines its long-lived assets impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as property and equipment and depreciable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the periods ended March 31, 2025 and December 31, 2024, there was a loss of impairment of intangible assets of $0 and $5,000, respectively, included on the statement of operations.
8

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount:

i.	Identification of the promised goods in the contract;
ii.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
iii.	Measurement of the transaction price, including the constraint of variable consideration;
iv.	Allocation of the transaction price of the performance obligations and
v.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The performance obligation associated with a typical product sale will be satisfied upon delivery to customers, and the revenue will be recognized at that time. Payments are due on demand. The Company does not offer any warranty on its products; however, customers do receive a manufacturer’s warranty.

The Company's main revenue stream to date has been from the sale of distribution territories for its protein bars and affiliate commissions. The Company sells rights to distribute its protein bars and other products to outside parties and determines if the distribution agreement (“DA”) is a distinct (separate) performance obligation in accordance with ASC 606. If the DA is determined not to be distinct, the license is combined with the other goods or services and the combined performance obligation is accounted for using the general revenue recognition model outlined above. If the DA is determined to be distinct, the Company analyzes whether the DA is functional or symbolic to assess the timing of revenue recognition. The DA by the Company was determined to be a distinct performance obligation of symbolic intellectual property (“IP)”, which provides a right to access IP. ASC 606 states that revenue from licenses of IP deemed to provide a right to use IP will be recognized at a point in time when control is transferred.

In accordance with Topic 606, the Company analyzes the following to determine when to recognize DA revenue:

i.	Whether the transaction represents a sale or licensing of intellectual property (IP),
ii.	Whether the IP is a distinct performance obligation,
iii.	The nature of the license - functional or symbolic; and
iv.	The timing of recognition based on the nature of the license.

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery

Fair Value of Financial Instruments

ASC 825, Financial Instruments ("ASC 825") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities when reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company follows ASC 820, Fair Value Measurements ("ASC 820") and ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value.

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

The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months.

The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at March 31, 2025, and December 31, 2024.

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

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718 Stock Compensation, (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, the Company recognizes compensation based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

Marketing Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $0 in marketing expenses for the period ended March 31, 2025, and $40,299 for the period ended March 31, 2024.

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

Note 3 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $291,302  and $290,190, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net loss for March 31, 2025 and 2024 consisted of the following:

Segment Disclosures for the Quarters Ended:

	March 31, 2025	March 31, 2024

Sales
Affiliate Commissions	12,972	29,575
Net Sales	12,972	29,575

Gross Profit	12,972	29,575
Sales, marketing and support
Marketing costs	—	40,299
Professional fees	—	8,125
Amortization	1,200		_
Consulting	12,650	7,000
General and Administrative costs	234	3,558

Net Income (Loss) Before Taxes	$(1,112)	$(23,232)

Note 5 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

The components of the Company's reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate of 21% to the income tax provision recorded for the three months ended March 31, 2025 and 2024 are as follows::

	March 31, 2025	March 31, 2024
Net Loss Before Taxes	$(1,112)	$(29,407)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(1,112)	$(6,175)

	March 31, 2025	March 31, 2024
Deferred Tax Asset	$1,112	$6,175
Less Valuation allowance	(1,112)	(6,175)
Net Deferred tax Asset	$—	$—

Note 7 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2025,  to the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Overview

The Company is engaged in the development, manufacturing, and distribution of nutrient-rich food products, with a focus on the integration of insect-based proteins. The Company's primary product line is marketed under the brand Universal Proteins (UP), currently offering protein bars. The Company additionally intends to expand its operations into the pet food sector, specifically targeting the development, manufacturing, and distribution of dog treats formulated for pain relief.

In early 2022, the Company commenced the formulation of recipes utilizing insect protein powder derived from crickets. The Company’s Chief Executive Officer, Andrew Read, in collaboration with a nutritionist, developed two initial recipes for the Company’s first protein bars. During this process, the Company selected cricket (Orthoptera) protein powder supplied by Entomo Farms, a Canadian company with over a decade of experience in the production of cricket-derived protein products.

Subsequent to the initial product development, the Company conducted taste testing to finalize the ingredient profiles. In March 2022, the Company engaged YouBar, a Los Angeles-based protein bar manufacturer, to consult on and produce the initial two stock keeping units (SKUs): Chocolate Almond and Peanut Butter and Fruit. According to public information, YouBar has provided development and manufacturing services for protein bars distributed by retailers such as Whole Foods, Trader Joe’s, Costco, Target, Amazon, and GNS.

The Company’s collaboration with YouBar involved an approximately one-year research and development period during which multiple ingredient combinations and production techniques were evaluated to achieve optimal taste, consistency, and manufacturability. YouBar sourced and secured approval for additional bar ingredients including fruits and flavorings.

Following product finalization, the Company proceeded with packaging development and manufacturing activities, which extended approximately nine months. The Company was selective regarding the materials and service providers utilized for product packaging. Manufacturing and packaging of the two formulated SKUs were completed, and initial shipments were received on December 4, 2023, totaling 10,848 Peanut Butter and Fruit bars and 10,764 Chocolate Almond bars.

The Company initiated online marketing and sales efforts for its UP protein bars, with a principal focus on larger retail outlets and distributors, including Trader Joe’s, Costco, and Core-Mark. Although there can be no assurance that such efforts will be successful, in April 2024, the Company entered into a purchase agreement with a smaller distributor for 1,040 cases (12,480 bars) valued at $24,960. As of December 31, 2024, the Company had sold all inventory on hand.

The raw materials used in the UP protein bars, sourced through YouBar, are common to the broader energy/protein bar industry and are currently readily available. Cricket protein powder continues to be sourced exclusively from Entomo Farms.

Currently, UP Protein Bars are available exclusively through backorders placed on the Company’s website, UPProteins.com. The Company has initiated a retail marketing campaign through social media platforms, as further described in the Business Description section of this filing. The Company anticipates the development of an additional SKU by the end of 2025.

In addition to human food products, the Company has developed a proprietary formula for dog treats intended for pain relief. In 2024, the Company sold exclusive licensing rights for this formula within Mexico and is currently evaluating additional white labeling and licensing opportunities in other territories.

The Company is further pursuing efforts to expand its licensing and affiliate marketing programs. However, there can be no assurance that revenues generated from these initiatives will be sufficient to support the Company’s operational plans. The Company may require additional capital, which it anticipates raising through revenues from licensing agreements, or through debt or equity financing. As of the date of this filing, no funding arrangements have been secured.

Following the complete sale of its initial inventory, the Company is currently assessing market reception, evaluating alternative business models, considering new co-packing partners for improved pricing, and developing a third SKU to expand its product offerings. As of the date of this filing, the Company has not resumed manufacturing or sales of its protein bars.

As part of its broader growth strategy, the Company is exploring entry into the green business sector, focusing on industries that prioritize environmental sustainability, conservation, and the reduction of environmental impact. No definitive business plans have been established at this time.

The Company anticipates that operating expenses will increase significantly as it expands its product lines and market presence. Additional operating expenses are also expected in connection with public company obligations. Consequently, the Company’s net losses may fluctuate materially from quarter to quarter and year to year depending on the timing and scope of marketing activities, research and development efforts, and other operating initiatives.

Through these efforts, the Company remains committed to delivering sustainable and health-focused solutions for both human and animal nutrition, while pursuing strategic opportunities to expand its market footprint.

Results of Operations

Three Months Ended March 31, 2025, as compared to March 31, 2024

Revenue

For the three months ended March 31, 2025

The Company reported total sales of $12,972, reflecting a decline in revenue primarily due to reduced commissions from affiliate marketing, lower licensing rights for the dog formula, and decreased sales of the UP protein bars.

For the three months ended March 31, 2024

The Company reported total sales of $29,575, driven by commissions from affiliate marketing. During this period, the Company was finalizing formulations for the UP protein bars, and sales had not yet commenced

Gross Profit

For the three months ended March 31, 2025

The Company achieved a gross profit of $12,972. The decrease from the same period in the previous year was primarily due to lower sales of the UP protein bars, licensing rights for the dog formula, and affiliate marketing commissions.

For the three months ended March 31, 2024

The Company reported a gross profit of $29,575. This was higher compared to the same period in 2025 due to the fact that the UP protein bars were still under development, and affiliate marketing commissions were just beginning.

Operating Expenses

 For the three months ended March 31, 2025

Operating expenses totaled $14,084. Professional fees were reduced to $0, as there were no registration statement filings during the period. Marketing expenses also decreased to $0, attributed to lower startup marketing costs for the UP protein bars and affiliate marketing program. Consulting fees increased to $12,650, driven by the marketing program. Amortization of the website was $1,200 and General and administrative expenses decreased to $234, reflecting a reduction in costs related to the UP protein bars.

For the three months ended March 31, 2024

Operating expenses were $58,982. This included $8,125 in professional fees for registration statement filings, $7,000 in consulting fees for services rendered to the CEO, $40,299 in marketing expenses for the UP protein bar launch, and $3,558 in general and administrative costs.

Net Loss

For the three months ended March 31, 2025

The Company reported a net loss of $1,112. The gross profit decreased to $12,972, while operating expenses were $12,884. The decrease in gross profit was due to lower sales from affiliate marketing commissions, and the decrease in expenses was attributed to reduced registration and UP protein bar-related costs. The deferred tax asset and related valuation allowance were both $0.

For the three months ended March 31, 2024

For the period ended March 31, 2024, the Company recorded a net loss of $23,232. Although gross profit increased to $29,575, operating expenses totaled $58,982. Both gross profit and expenses were primarily related to the initial startup activities for the Company's UP protein bars, commissions from affiliate marketing, and shares issued to the CEO for services rendered. Additionally, the Company recognized a deferred tax asset of $(6,175), which was fully offset by a valuation allowance of $(6,175).

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $298. To date, we have financed our operations primarily through revenue generated from operations, private placements of our securities, and advances from our founder.

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

Operating Activities

For the three months ended March 31, 2025, the Company recorded $1,200 in amortization expense related to its website, contributing to net cash provided by operating activities of $1,200.

For the three months ended March 31, 2024, the Company recognized a prepaid expense of $6,300 and a deferred tax asset of $6,175. These adjustments contributed to net cash used in operating activities totaling $23,107.

Investing Activities

For March 31, 2025 and March 31, 2024 we used $0 in investing activities.

Financing Activities

Our financing activities generally consist of the proceeds from the sale of our common stock. During March 31, 2025, we had $0 in financing activity, and March 31, 2024 we had $2,069 in financing activities from Protein Bar purchase.

The Company believes it has insufficient cash resources available to fund its primary operation. The Company has no, current, off-balance sheet arrangements and does not anticipate entering into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's first quarter. The Company has not negotiated nor has available to it any other third-party sources of liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Quarterly Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on our evaluation of internal controls, our management concluded that there is a lack of segregation of duties identified. As a result our internal controls over financial reporting were not effective as of March 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing, or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for initial founders shares all unregistered shares have since been registered pursuant to the Form S-1 registration statement deemed effective on July 17, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Dated: May 15, 2025	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

