Form 10-Q
period 2025-06-30
Tradewinds Universal
filed 2025-08-14
CIK 1916558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2025

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

Yes ☐        No ☒

Number of shares of registrant's common stock, par value $.001, outstanding as of July 15, 2025: 34,670,000.

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

TABLE OF CONTENTS

Financial Statements

Tradewinds Universal

Table of Contents

June 30, 2025

TRADEWINDS UNIVERSAL

BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$330	$210
Accounts Receivable	1,025	—
Total Current Assets	1,355	210

Intangible Assets	28,900	31,300
Total Assets	$30,255	$31,510

Liabilities and Stockholders' Equity
Current Liabilities	—	—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies (Note 3)

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 34,670,000 and 32,170,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	34,670	32,170
Additional Paid in Capital	312,030	289,530
Accumulated Deficit	(316,445)	(290,190)
Total Stockholders' Equity	30,255	31,510
Total Liabilities and Stockholders' Equity	$30,255	$31,510

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Revenue
Commission Income	$—	$63,576	$12,972	$93,151
Distribution Income	20,000	—	20,000	—
Product Sales	—	24,960	—	24,960
Total Sales	20,000	88,536	32,972	118,111

Cost of Sales	—	12,513	—	17,513

Gross Profit	20,000	76,023	32,972	100,598
Operating Expenses
Professional Fees	10,000	13,200	10,000	21,325
Consulting	27,200	—	39,850	2,000
Amortization	1,200	—	2,400	—
Marketing	853	52,440	853	92,739
General and Administrative	5,890	308	6,124	3,866
Total Operating Expenses	45,143	65,948	59,227	119,930
Net Income (Loss) Before Taxes	(25,143)	10,075	(26,255)	(19,332)
Income Tax Benefit	—	(52,547)	—	(46,370)
Net (Loss) Income	$(25,143)	$(42,472)	$(26,255)	$(65,702)

Net (Loss) Income Per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net income per common share	34,670,000	32,170,000	34,670,000	32,170,000

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED  JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(23,231)	(23,231)
Balance March 31, 2024	32,170,000	$32,170	$289,530	$(197,678)	$124,022
Net Loss	—	—	—	(42,472)	(42,472)
Balance June 30, 2024	32,170,000	$32,170	$289,530	$(240,150)	$81,550

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510
Net Loss	—	—	—	(1,112)	(1,112)
Balance March 31, 2025	32,170,000	$32,170	$289,530	$(291,302)	$30,398
Shares Issued	2,500,000	2,500	22,500	—	25,000
Net Loss	—	—	—	(25,143)	(25,143)
Balance June 30, 2025	34,670,000	$34,670	$312,030	$(316,445)	$30,255

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Operating Activities
Net (Loss)	$(26,255)	$(65,702)
Adjustments to Reconcile Net Loss to Net Cash From Operating Activities
Amortization of Intangible Assets	2,400	—
Stock issued for Services (non-cash)	25,000	50,430
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,025)	—
Deferred Tax Asset	—	(4,060)
Inventory	—	8,944
Prepaid Expense	—	12,600
Net Cash from Operating Activities	120	2,212

Investing Activities
Purchase of Intangible Asset	—	—
Net Cash from Investing Activities	—	—

Financing Activities
Net Cash from Financing Activities	—	—

Net Change in Cash and Cash Equivalents	120	2,212

Cash and Cash Equivalents at Beginning of Period	210	28,213

Cash and Cash Equivalents at End of Period	$330	$30,425

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Shares Issued for Services (non-cash)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2025

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

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2025, and December 31, 2024.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

Intangible Asset

As of June 30, 2025, the Company had $28,900 in intangible assets. This includes an indefinite-lived pain relief formula for dogs ($25,000), a website ($2,400), and trademarks ($1,500). The website is being amortized over a useful life of five years. Amortization expense for the six months ended June 30, 2025, was $2,400.
6

Impairment Of Long-Lived Assets

The Company determines its long-lived assets impairment in accordance with Accounting Standards Codification (ASC) 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as property and equipment and depreciable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded during the six months ended June 30, 2025 and 2024  .

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

The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods and represents services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. The Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligations when the performance obligation is satisfied or as it is satisfied. Generally, the Company' s performance obligations are transferred to customers at a point in time, typically upon delivery

Fair Value of Financial Instruments

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

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgment and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of June 30, 2025, and December 31, 2024.

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

Advertising and Marketing Expenses

The Company follows the policy of charging the costs of advertising, marketing, and public relations to expense as incurred. The Company has $853 in advertising and marketing expenses for the six months ended June 30, 2025, and $0  for the six months ended June 30, 2024.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024 that are of significance or potential significance to the Company.
8

Note 3 - Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2025, and December 31, 2024, the Company had an accumulated deficit of $316,445 and $290,190, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net loss for June 30, 2025, and 2024 consisted of the following:

Segment Disclosures for the Quarters Ended:

	June 30, 2025	June 30, 2024

Sales
Distribution Income	20,000	24,960
Affiliate Commissions	—	63,576
Net Sales	20,000	88,536

Gross Profit	20,000	76,023
Sales, marketing and support
Marketing costs	853	52,440
Professional fees	10,000	13,200
Amortization	1,200	—
Consulting	27,200	—
General and Administrative costs	5,890	308

Net Income (Loss) Before Taxes	$(25,143)	$10,075

Note 5 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2025, and December 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

The components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the six months ended June 30, 2025, and June 30, 2024, are as follows:

	June 30, 2025	June 30, 2024
Net Loss Before Taxes	$(26,255)	$(19,332)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(5,514)	$(4,060)

	June 30, 2025	June 30, 2024
Deferred tax asset	$51,884	$46,370
Less valuation allowance	(51,884)	(46,370)
Net deferred tax asset	$—	$—

As of June  30, 2025, the components of the deferred tax asset related to net loss. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of June 30, 2025.

Note 7 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 202 5, the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Overview

Tradewinds Universal develops, manufactures, and markets nutrient-dense food products, including protein bars under the "Universal Proteins (UP)" brand, and is expanding into pet wellness products. In 2022, we began formulating insect-based protein bars using cricket powder sourced from Entomo Farms. We partnered with YouBar, a Los Angeles-based food manufacturer, to co-develop and produce our initial SKUs—Chocolate Almond and Peanut Butter Fruit. Manufacturing and packaging were completed by December 2023.

In April 2024, we executed a purchase agreement with a regional distributor for 12,480 UP bars. We also began selling directly through our e-commerce platform, UPProteins.com. Our focus remains on establishing larger-scale distribution agreements with national retailers and distributors.

Additionally, we are preparing to launch our canine pain relief treats based on a proprietary formula acquired in December 2022. The Company also continues to market distribution territory licenses and is exploring the licensing of its dog treat formulation.

Results of Operations

Three and Six Months Ended June 30, 2025, Compared to June 30, 2024

Revenue

Three Months Ended June 30, 2025: Revenue totaled $20,000, compared to $88,536 for the same period in 2024. The decrease was primarily due to a reduction in commission income.

Six Months Ended June 30, 2025: Revenue totaled $32,972, compared to $118,111 in the prior-year period. The reduction reflects a decline in both commission income and product sales volume.

Cost of Goods Sold

Three and Six Months Ended June 30, 2025: The Company recorded no cost of goods sold in 2025 due to the absence of product shipments during the period.

Three Months Ended June 30, 2024: COGS was $12,513.

Six Months Ended June 30, 2024: COGS was $17,513.

Gross Profit

Three Months Ended June 30, 2025: Gross profit was $20,000, compared to $76,023 in 2024. The decrease in gross profits resulted from a decline in both commissions and sales of the Company’s Protein bar.

Six Months Ended June 30, 2025: Gross profit was $32,972, compared to $100,598 in 2024.

Operating Expenses

Three Months Ended June 30, 2025: Total operating expenses were $45,143, a decrease from $65,948 in the same period of 2024. This was driven by reduced marketing and professional fees.

Six Months Ended June 30, 2025: Operating expenses totaled $59,227, compared to $119,930 in 2024. Marketing expense declined significantly as initial promotional activities were completed in 2024.

Net Loss

Three Months Ended June 30, 2025: Net loss was $25,143, compared to a net loss of $42,472 in the same period of 2024.

Six Months Ended June 30, 2025: Net loss $26,255 , a 60% improvement from the net loss of $65,702 in 2024. The narrowing loss reflects decreased operating expenses.

Income Taxes For the six months ended June 30, 2025, the Company recorded a tax provision $5,514.   For the six months ended June 30, 2024, the Company recorded a tax provision $4,060.  The related deferred tax asset remains fully offset by a valuation allowance due to uncertainty regarding future taxable income .

Liquidity and Capital Resources

As of June 30, 2025, the Company had $330 in cash and cash equivalents, compared to $210 at December 31, 2024. Net cash provided by operating activities during the six-month period was $120.

There were no cash flows from investing or financing activities for the six months ended June 30, 2025. By contrast, in the six months ended June 30, 2024, the Company generated $2,212 in operating cash flows, with no investing or financing inflows.

Management believes the current cash on hand is insufficient to support operations through the next twelve months. The Company may require additional capital through debt or equity financing. There is no assurance that such financing will be available on acceptable terms or at all.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to operate for the foreseeable future. This basis of accounting does not include adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements As of June 30, 2025, the Company had no off-balance sheet arrangements.

Capital Requirements The Company anticipates increased operating expenditures to support product development, marketing, and potential entry into retail distribution. Management is actively exploring strategic financing alternatives and partnership opportunities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  June 30, 2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2024 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and six-month period ended June 30, 2025 or year ended December 31, 2024 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Dated: August 14, 2025	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

