Form 10-Q
period 2025-09-30
Tradewinds Universal
filed 2025-11-14
CIK 1916558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	November 14, 2025
Common Stock, $0.001 par value per share	36,610,580

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

TABLE OF CONTENTS

Financial Statements

Tradewinds Universal

Table of Contents

September 30, 2025

TRADEWINDS UNIVERSAL

BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$7,161	$210
Prepaid Expense	37,945	—
Accounts Receivable	48,750	—
Total Current Assets	93,856	210

Intangible Assets Net	222,700	31,300
Total Assets	$316,556	$31,510

Liabilities and Stockholders' Equity
Accounts Payable	$4,500	$—
Total Current Liabilities	4,500	—
Total Liabilities	4,500	—

Commitments and Contingencies (Note 3)	—	—

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 36,610,580 issued and outstanding at September 30, 2025 and 32,170,000 issued and outstanding at December 31, 2024	36,611	32,170
Additional Paid in Capital	700,089	289,530
Accumulated Deficit	(424,644)	(290,190)
Total Stockholders' Equity	312,056	31,510
Total Liabilities and Stockholders' Equity	$316,556	$31,510

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024
Revenue
Commission Income	$—	$9,804	$12,972	$93,151
Distribution Rights	65,450	—	85,450	24,960
Product Sales	—	18,264	—	28,068
Total Sales	65,450	28,068	98,422	146,179

Cost of Sales	—	9,132	—	21,645

Gross Profit	65,450	18,936	98,422	124,534
Operating Expenses
Amortization	6,200	—	8,600	—
Professional Fees	26,016	22,168	36,016	43,493
Consulting	112,055	1,050	151,905	3,050
Marketing	29,068	31,918	29,920	129,657
General and Administrative	310	347	6,435	4,213
Total Operating Expenses	173,649	55,483	232,876	180,413
Net Loss Before Taxes	(108,199)	(36,547)	(134,454)	(55,879)
Provision for Income Tax	—	—	—	46,370
Net Loss	$(108,199)	$(36,547)	$(134,454)	$(102,249)

Net Loss Per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net income per common share	33,510,881	32,170,000	33,510,881	32,170,000

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(23,231)	(23,231)
Balance March 31, 2024	32,170,000	$32,170	$289,530	$(197,678)	$124,022
Net Loss	—	—	—	(42,472)	(42,472)
Balance June 30, 2024	32,170,000	$32,170	$289,530	$(240,150)	$81,550
Net Loss	—	—	—	(36,547)	(36,547)
Balance September 30, 2024	32,170,000	$32,170	$289,530	$(276,697)	$45,003

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510
Net Loss	—	—	—	(1,112)	(1,112)
Balance March 31, 2025	32,170,000	$32,170	$289,530	$(291,302)	$30,398
Shares Issued	2,500,000	2,500	22,500	—	25,000
Net Loss	—	—	—	(25,143)	(25,143)
Balance June 30, 2025	34,670,000	$34,670	$312,030	$(316,445)	$30,255
Shares Issued	1,940,580	1,941	388,059		390,000
Net Loss				(108,199)	(108,199)
Balance September 30, 2025	36,610,580	$36,611	$700,089	$(424,644)	$312,056

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024
Operating Activities
Net Loss	$(134,454)	$(102,249)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Deferred Taxes	—	46,371
Amortization	8,600	—
Stock Compensation	150,000	—
Changes in Operating Assets and Liabilities
Inventory	—	18,076
Prepaid Expense	(12,735)	13,493
Accounts Payable	4,500	—
Accounts Receivable	(48,750)	—
Net Cash from Operating Activities	(32,839)	(24,309)

Investing Activities
Net Cash from Investing Activities	—	—

Financing Activities
Stock Issued for Cash	40,000	—
Net Cash from Financing Activities	40,000	—

Net Change in Cash and Cash Equivalents	7,161	(24,310)

Cash and Cash Equivalents at Beginning of Period	210	28,213

Cash and Cash Equivalents at End of Period	$7,161	$3,903

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes
Supplemental Non-Cash Investing and Financing Activities
Prepaid Expense (non-cash future payment)	$37,945	$—
Purchase of Intangible Asset (shares issued, non-cash transaction)	$200,000	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal, Inc. (“Tradewinds” or the “Company”) was incorporated in Wyoming on December 21, 2021, as a holding company focused on acquiring and developing businesses with long-term value, resilience, and growth potential. Initially, the Company developed and distributed high-nutrition foods and beverages, including edible insect protein-based products, and in 2022, acquired a canine pain relief formula for development into pet treats.

In August 2025, the Company signed a Letter of Intent with Peppermint Hippo™, a company that generates an estimated $30 million in annual revenue, to launch a nightlife and hospitality division. This will begin with the planned acquisition of Peppermint Hippo Toledo and a staged rollout of several additional clubs across the country.

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

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Inventory

Inventory is recorded at the lower of cost or market; cost is computed on a first-in, first-out basis.

Intangible Asset

As of September 30, 2025, the Company had intangible assets totaling $222,700 net of amortization. These assets include the acquisition of an AI application valued at $200,000, which was acquired in exchange for 173,913 shares of the Company’s common stock. The asset has a useful life of five years. For the quarter ending September 30, 2025, the asset’s amortization was $5,000. The Company also held an indefinite-life formula for canine pain relief valued at $25,000 and trademarks valued at $1,500. These assets are considered to have indefinite useful lives and are therefore not subject to amortization; however, they will be evaluated for impairment annually or more frequently if circumstances warrant. As of December 31, 2024, the Company had intangible assets valued at $41,100. These included the same indefinite-life formula for canine pain relief valued at $30,000, a website valued at $9,950 being amortized over its estimated useful life of five years, and trademarks valued at $1,500. During the nine months ended September 30, 2025, the Company recorded amortization expense of $3,600 related to the website. No impairment losses were recognized during the periods presented.

Stock Compensation

The company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock compensation expense is recognized over the vesting or service period based on the fair value of the award at the grant date. Fair value is determined using an appropriate valuation model, such as the Black-Scholes-Merton or Monte Carlo method, incorporating assumptions about expected term, stock volatility, risk-free interest rate, and dividend yield. The company recognizes expense net of estimated forfeitures, which are updated periodically or accounted for as they occur. If award terms are modified, any incremental fair value is recognized over the remaining service period. For tax purposes, deferred tax assets are recorded for deductible temporary differences, and excess tax benefits or deficiencies are reflected in income tax expense when realized. The company also provides the required disclosures about its stock-based compensation plans, valuation methods, and the financial statement effects of such awards. For the nine months ending September 30, 2025 the Company issued 4,000,000 shares as compensation for services.

Going Concern

The Company's financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2025, and December 31, 2024, the Company had an accumulated deficit of $424,644 and $290,190, respectively. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful, and without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

Impairment Of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification ("ASC") 360-10, Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, such as depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment at least annually. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment losses recorded during the nine months ended September 30, 2025 and September 30, 2024.

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

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of September 30, 2025, and December 31, 2024.

Earnings Per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260 Earning Per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company does not have a complex capital structure requiring the computation of diluted earnings per share. However there are 200,000 outstanding restricted common shares that are considered anti-dilutive and as such, not included in diluted earnings per share.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2025 that are of significance or potential significance to the Company.

Note 3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2025, and December 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the unaudited financial statements.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net loss for September 30, 2025, and 2024 consisted of the following:

Segment Disclosures for the Quarters Ended:

	September 30, 2025	September 30, 2024
Sales
Distribution Income	$65,450	$—
Product Sales	—	18,264
Affiliate Commissions	—	9,804
Net Sales	65,450	28,068

Gross Profit	65,450	18,936
Sales, marketing and support
Marketing costs	29,068	31,918
Professional fees	26,016	22,168
Amortization	6,200	—
Consulting	112,055	1,050
General and Administrative costs	310	347

Net Income (Loss) Before Taxes	$(108,199)	$(36,547)

Note 5 – Stock Issuances

During the nine months ended September 30, 2025, the Company issued a total of 4,440,580 shares of common stock. Of this amount:

•	2,500,000 shares were issued for services valued at $25,000 in June 9 of 2025, which was determined based on the fair market value of the Company’s common stock on the date of issuance. The value of services was recorded as expenses in the accompanying statement of operations
•	266,667 shares were issued for cash proceeds of $40,000. On July 29, 2025, 66,667 shares were issued for cash valued at $20,000, based on the fair market value of the Company’s common stock on that date. Additionally, on September 23, 2025, 200,000 shares were issued for cash valued at $20,000, also determined by the fair market value of the Company’s common stock on that date. In addition, the Company issued two Common Stock Purchase Warrants in connection with consideration received by the Company. The first warrant entitles the holder to purchase up to 66,667 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant is exercisable from the date of issuance through September 8, 2028, unless earlier exercised or terminated pursuant to its terms. The second warrant entitles the holder to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The warrant is exercisable from the date of issuance through July 29, 2028, unless earlier exercised or terminated pursuant to its terms. As of September 30, 2025, the warrants remained unexercised and outstanding.
•	1,000,000 shares were issued for services valued at $100,000 on July 7, 2025, based on the fair market value of the Company’s common stock on that date. The value of services was recorded as expenses in the accompanying statement of operations.
•	500,000 shares were issued for services valued at $50,000 on July 7, 2025, which was determined based on the fair market value of the Company’s common stock on the date of issuance. The value of services was recorded as s prepaid expense in the accompanying financial statements.
•	On August 20, 2025, 173,913 shares were issued for an intangible asset valued at $200,000, based on the fair market value of the Company’s common stock on the issuance date. The acquisition was recorded as an intangible asset on the accompanying balance sheet.

No stock was issued to related parties during the period.

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

The components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the nine months ended September 30, 2025 and 2024, are as follows:

	September 30, 2025	September 30, 2024
Net Loss Before Taxes	$(134,454)	$(55,879)
Effective Tax Rate	21%	21%
Provision For Income Taxes	$(28,235)	$(11,735)

	September 30, 2025	September 30, 2024
Deferred tax asset	$93,001	$58,106
Less valuation allowance	(93,001)	(58,106)
Net deferred tax asset	$—	$—

As of September 30, 2025, the components of the deferred tax asset related to net loss. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of September 30, 2025.

Note 7 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2025 to the date the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Overview

Tradewinds Universal, Inc. (“Tradewinds” or the “Company”) is a holding company focused on acquiring and developing businesses with long-term value, resilience, and growth potential. Our initial operations focused on the development and distribution of high-nutrition foods and beverages, including edible insect protein-based bars marketed under the Universal Proteins (UP) brand. In 2022, we also acquired a canine pain relief formula for development into pet treats.

In August 2025, we signed a Letter of Intent with Peppermint Hippo™ to create a dedicated nightlife and hospitality division. The LOI includes the acquisition of Peppermint Hippo Toledo as the initial property, followed by a phased rollout of several clubs nationwide, including 8 Peppermint Hippo locations and other affiliated brands owned or operated by Peppermint Hippo. This move represents a major strategic expansion into a new industry sector.

We successfully completed the development, manufacturing, and initial distribution of two protein bar SKUs (Chocolate Almond and Peanut Butter Fruit) in 2023 through our partnership with YouBar, Inc. In 2024, we entered into a purchase agreement with a distributor for 1,040 cases of UP bars, all of which were sold by September 30, 2024. We continue to market our bars online and to retail outlets, but larger-scale distribution agreements remain uncertain. Development of additional SKUs is ongoing.

Looking ahead, we intend to keep expanding our UP product line, move forward with commercializing our canine pain relief formula, and explore licensing and distribution opportunities. We expect operating expenses to rise as we develop new product lines, enter nightlife and hospitality markets, and continue as a public company. Net losses are likely to vary depending on the timing of marketing efforts, R&D activities, and potential acquisitions. Currently, we are working on securing funding through additional equity or debt financing to support our growth plans.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2025 and 2024

Revenue

For the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Company generated total sales of $98,422, compared to $146,179 for the nine months ended September 30, 2024. The decrease of $47,757, was primarily due to a reduction in affiliate commission income and the discontinuation of product sales of the Company’s UP protein bars. During the 2025 period, revenues were primarily derived from distribution rights, while in the prior year period, a majority of revenues came from affiliate marketing and product sales activities.

For the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company reported total sales of $65,450, compared to $28,068 for the three months ended September 30, 2024. The increase of $37,382, was primarily attributable to income from the sale of distribution rights recorded during the current quarter. By contrast, revenues in the prior year’s quarter were primarily generated from affiliate commissions and sales of the Company’s UP protein bars, both of which have since declined or ceased as the Company shifted its focus toward distribution and licensing activities.

Cost of Goods Sold

For the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Company recorded no cost of sales, compared to $21,645 for the nine months ended September 30, 2024. The decrease was primarily due to the absence of product sales during the 2025 period, as the Company discontinued sales of its UP protein bars and generated revenue primarily from distribution rights, which did not incur any associated production or delivery costs.

For the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company similarly recorded no cost of sales, compared to $9,132 for the three months ended September 30, 2024. The decrease reflects the transition away from physical product sales toward revenue derived from distribution rights, which have no direct cost component.

Gross Profit

For the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Company reported a gross profit of $98,422, compared to $124,534 for the nine months ended September 30, 2024. The decrease of $26,112, was primarily due to lower overall revenues resulting from the discontinuation of UP protein bar sales and reduced affiliate commission income. The Company’s 2025 revenues were mainly derived from the sale of distribution rights, which carried no associated cost of sales, thereby maintaining a 100% gross margin despite the decline in total revenue.

For the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company generated a gross profit of $65,450, compared to $18,936 for the three months ended September 30, 2024. The increase of $46,514, was primarily attributable to revenue recognized from the sale of distribution rights during the quarter, which incurred no cost of sales. By contrast, the prior year’s gross profit was derived from affiliate commissions and product sales that carried direct production costs, resulting in a lower gross margin.

Operating Expenses

For the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Company recorded total operating expenses of $232,876, compared to $180,413 for the nine months ended September 30, 2024, representing an increase of $46,263. The increase was primarily attributable to higher consulting expenses, which rose to $151,905 from $3,050 in the prior year, reflecting expanded business development and strategic advisory activities associated with the Company’s new distribution rights. This increase was partially offset by lower marketing expenses, which decreased to $29,920 from $129,657 in the prior year period, as the Company reduced promotional spending following the discontinuation of its UP protein bar product line. Professional fees declined modestly to $36,016 from $43,493, and general and administrative expenses increased to $6,435 from $4,213. The Company also recorded amortization expense of $8,600 related to the website intangible asset during the current period and the acquisition of an intangible asset.

For the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company incurred total operating expenses of $173,649, compared to $55,483 for the three months ended September 30, 2024, an increase of $111,966. The increase was primarily due to higher consulting expenses of $112,055 in the current quarter compared to $1,050 in the same period last year. Additionally, professional fees increased slightly to $26,016 from $22,168, while marketing costs decreased to $29,068 from $31,918. General and administrative expenses remained relatively consistent at $310 for the current quarter compared to $347 for the same quarter of 2024. The Company also recorded amortization expense of $6,200 related to the website intangible asset during the current period, and the acquisition of an intangible asset

Net Loss

For the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Company reported a net loss of $134,454, compared to a net loss of $102,249 for the nine months ended September 30, 2024. The increase in net loss of $26,005, was primarily attributable to higher operating expenses, particularly consulting costs associated with the Company’s strategic expansion into distribution and licensing activities. Although the Company maintained strong gross margins due to the nature of its revenue mix in 2025, the increase in professional and consulting expenses offset these gains, resulting in an overall higher net loss.

For the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Company recorded a net loss of $108,199, compared to a net loss of $36,547 for the three months ended September 30, 2024. The increase of $65,452, was primarily driven by elevated consulting and professional fees during the quarter, reflecting the Company’s continued investment in business development and new distribution initiatives. Despite higher revenues from distribution rights, these increased expenditures contributed to a larger quarterly loss compared to the prior year period.

Liquidity and Capital Resources

As of September 30, 2025, the Company had total assets of $316,556, compared to $31,510 at December 31, 2024, representing a substantial increase primarily attributable to the recognition of intangible assets and accounts receivable related to the Company’s distribution activities. Current assets totaled $93,856 at September 30, 2025, consisting primarily of cash and cash equivalents of $7,161, accounts receivable of $48,750, and prepaid expenses of $37,945, compared to $210 in current assets at December 31, 2024. The significant increase in current assets reflects improved working capital and prepayments associated with operational expansion.

The Company’s total liabilities were $4,500 as of September 30, 2025, compared to no liabilities at December 31, 2024. The modest increase relates to normal operating accounts payable. Stockholders’ equity increased to $312,056 at September 30, 2025, from $31,510 at year-end 2024, primarily due to additional paid-in capital from equity issuances and the recognition of intangible assets acquired through the issuance of common stock.

As of September 30, 2025, the Company had limited cash resources of $7,161 and an accumulated deficit of $424,644, reflecting continued operating losses. The Company’s current cash position is not sufficient to sustain long-term operations without additional financing. Management plans to address these liquidity needs through future equity issuances, revenue growth from distribution rights, and potential strategic partnerships. The Company will continue to evaluate its operating structure and pursue additional capital as necessary to support its ongoing business activities.

Investing Activities

For the quarters ending September 30, 2025 and 2024, we no cash investing activities. We had $200,000 in non-cash investing activities related to the acquisition of an AI app.

Financing Activities

Our financing activities mainly consist of proceeds from the sale of our common stock. During the quarter ending September 30, 2025, we had $40,000 in financing activity, compared to $0 during the quarter ending September 30, 2024.

The Company believes it has insufficient cash resources to fund its primary operations. The Company currently has no off-balance sheet arrangements and does not expect to enter into any that could reasonably affect its financial condition now or in the future. The Company has no agreements with shareholders, officers, directors, or third parties to fund operations beyond the end of its fourth quarter. It has neither negotiated nor has access to any other third-party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by our Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of  September 30,2025, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the December 31, 2024 annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three-month and nine-month periods ended September 30, 2025 or year ended December 31, 2024 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

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

Dated: November 14, 2025	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

