Form 10-K
period 2025-12-31
Tradewinds Universal
filed 2026-04-15
CIK 1916558

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Yes ☐        No ☒

As of December 31, 2025 (the last business day of the registrant's most recently completed fiscal year end), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 20,460,580 shares of common stock held by non-affiliates of the issuer on such date was $2,046,058.

As of March 31, 2026, the Company had  43,690,580 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References in this report to “TRADEWINDS,” the “Company,” “we,” “us,” or “our” refer to TRADEWINDS UNIVERSAL.

Except for statements of historical fact, all statements included in this report are forward-looking statements. Forward-looking statements appear in, among other places, the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” These statements relate to, among other things, our business strategy, future operations, financial condition, liquidity and capital resources, capital expenditures, future revenues, market opportunities, customer demand, product development, competitive position, industry trends, and growth plans.

Forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “goal,” “continue,” or similar expressions. These statements are based on management’s current expectations, assumptions, and beliefs and are subject to known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements.

Factors that could cause actual results to differ materially include, but are not limited to: our limited operating history; our ability to develop, manufacture, and market our products successfully; our ability to generate customer demand in our target markets; the development and growth of our target markets; our ability to manufacture products at competitive costs; pricing pressures and competition; technological changes and the development of competing technologies; our ability to raise additional capital on acceptable terms, if at all; our ability to generate positive cash flow and achieve profitability; disruptions to our operations, including those related to public health events; dependence on key personnel; the effectiveness of our internal controls over financial reporting; and sales of shares by existing stockholders. These and other risks are discussed in greater detail under the heading “Risk Factors” elsewhere in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. All forward-looking statements in this report are made as of the date of this filing. Except as required by applicable U.S. federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of certain material risks that could adversely affect our business, financial condition, results of operations, and the value of our securities. This summary does not describe all of the risks we face and is qualified in its entirety by the more detailed discussion included under the heading “Risk Factors” in this report.

  We have a limited operating history in an evolving industry, which makes it difficult to evaluate our business and prospects and increases the risk that we may not achieve or sustain profitability.
  We have incurred losses since inception, have not generated positive cash flow from operations, and may continue to incur losses for the foreseeable future.
  Our ability to continue operations depends on our ability to generate sufficient cash flow or obtain additional financing, which may not be available on acceptable terms, if at all.
  We will require additional capital to fund operations and growth, and future financings may result in dilution to existing stockholders.
  Disruptions from public health events, including the COVID-19 pandemic, have adversely affected and may continue to affect our operations, development activities, and business plans.
  We depend on key management and technical personnel and may face difficulties attracting or retaining qualified personnel.
  Our business requires substantial capital, and failure to maintain adequate liquidity could jeopardize our ability to continue operations.
  Our common stock trades on the OTCMarkets rather than a national securities exchange, which may result in limited liquidity, increased volatility, and difficulty selling shares.
  Our stock price may be volatile, and investors could lose all or part of their investment.
  We do not anticipate paying cash dividends in the foreseeable future.
  Shares eligible for future sale could negatively impact the market price of our common stock.
  Our charter documents and Wyoming law may discourage or delay takeover attempts that stockholders may consider favorable.
  Penny stock regulations and FINRA sales practice requirements may limit the marketability of our securities.
  If we fail to maintain effective internal controls over financial reporting, our ability to accurately report financial results and prevent fraud may be impaired.

ii

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

In August 2025, the Company executed a Letter of Intent (“LOI”) with Peppermint Hippo™ to establish a nightlife and hospitality division. Pursuant to the LOI, the Company intends to acquire Peppermint Hippo Toledo as its initial property, followed by a phased national expansion that includes several Peppermint Hippo locations and additional affiliated brands owned or operated by Peppermint Hippo. This transaction represents a strategic expansion of the Company’s operations into the nightlife and hospitality sector.

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

Sales

The Company is currently generating revenue through the sale of Licensing Rights and Distribution Rights for specific territories. These rights are purchased in advance of product completion to secure exclusive access to the designated regions. Additionally, last year, we sold the licensing rights for our dog pain relief product in Mexico and generated income from our affiliate commission program.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since inception, the Company has issued and sold securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). No such sales involved the use of an underwriter, and no underwriting discounts or commissions were paid in connection with any of the issuances. The recipients of the securities acquired such securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the share certificates or book-entry statements issued in such transactions. The Company believes that each of the following issuances was exempt from registration under Section 4(a)(2) of the Securities Act and, where applicable, Rule 506 of Regulation D promulgated thereunder, as transactions not involving any public offering.

On February 5, 2022, the Company issued 230,000 shares of its common stock to the Company's CEO, a related party, at a purchase price of $0.01 per share for aggregate cash proceeds of $2,300.

On December 28, 2023, the Company issued 22,000,000 shares of its common stock to the Company's CEO, a related party, at a deemed price of $0.01 per share for services rendered.

During the year ended December 31, 2025, the Company issued an aggregate of 10,520,580 shares of common stock in private transactions, consisting of 9,400,000 shares issued for services, 173,913 shares issued in exchange for an asset, and 946,667 shares issued for cash. Such issuances were made to a limited number of non-affiliated individuals and non-affiliated entities as follows:

•	On June 8, 2025, the Company issued 1,500,000 shares of common stock to a non-affiliated entity for services.
•	On June 9, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On July 5, 2025, the Company issued 500,000 shares of common stock to a non-affiliated individual for services.
•	On July 8, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated entity for services.
•	On July 29, 2025, the Company issued 66,667 shares of common stock to a non-affiliated individual for cash.
•	On August 20, 2025, the Company issued 173,913 shares of common stock to a non-affiliated entity in exchange for an asset.
•	On September 23, 2025, the Company issued 200,000 shares of common stock to a non-affiliated individual for services.
•	On October 10, 2025, the Company issued 500,000 shares of common stock to a non-affiliated entity for services.
•	On October 15, 2025, the Company issued an aggregate of 1,780,000 shares of common stock, consisting of 1,500,000 shares issued to a non-affiliated entity for services and 280,000 shares issued to a non-affiliated individual for cash.
•	On November 1, 2025, the Company issued 1,400,000 shares of common stock to a non-affiliated individual for services.
•	On November 3, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On November 12, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On November 28, 2025, the Company issued 400,000 shares of common stock to a non-affiliated individual for cash.

During the year ended December 31, 2025, the Company also issued warrants to purchase an aggregate of 946,667 shares of common stock to one non-affiliated individual, as follows:

•	On July 29, 2025, the Company issued a warrant to purchase 66,667 shares of common stock to a non-affiliated individual at an exercise price of $0.30 per share. The warrant expires on July 29, 2028, and is exercisable for cash.
•	On September 8, 2025, the Company issued a warrant to purchase 200,000 shares of common stock to a non-affiliated individual at an exercise price of $0.10 per share. The warrant expires on September 8, 2028, and is exercisable for cash.
•	On October 15, 2025, the Company issued a warrant to purchase 280,000 shares of common stock to a non-affiliated individual at an exercise price of $0.05 per share. The warrant expires on October 15, 2028, and is exercisable for cash.
•	On November 28, 2025, the Company issued a warrant to purchase 400,000 shares of common stock to a non-affiliated individual at an exercise price of $0.05 per share. The warrant expires on November 28, 2028, and is exercisable for cash.

In addition, the Company issued 6,940,000 shares of common stock in a Rule 506 offering under Regulation D at an offering price of $0.01 per share for aggregate gross proceeds of $69,400. None of the investors in such offering were affiliates of the Company’s directors, officers, promoters, or beneficial owners of more than 10% of the Company’s securities.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual report on Form 10-K. In addition to historical financial information, the following discussion and analysis contain forward-looking statements involving risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this prospectus. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this prospectus.

Overview

Tradewinds Universal, Inc. is a holding company focused on developing, acquiring, and commercializing businesses with long-term growth potential. Historically, the Company’s operations have centered on the development and marketing of functional food products, including high-protein nutrition bars under the Universal Proteins (“UP”) brand, as well as the development and licensing of a canine pain relief formula. During 2024 and 2025, the Company shifted its strategic focus away from physical product sales toward licensing, distribution rights, and technology-enabled assets, including the acquisition of intangible assets through non-cash transactions.

The Company has not yet achieved profitability and continues to incur operating losses as it invests in product development, licensing arrangements, professional services, and public company compliance. Management believes these activities are necessary to position the Company for future revenue growth, although there can be no assurance that such efforts will be successful.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

For the year ended December 31, 2025, the Company generated total revenues of approximately $133,222. Revenue during 2025 was primarily derived from the sale of distribution and licensing rights. By comparison, for the year ended December 31, 2024, the Company generated revenues of approximately $171,596, which consisted primarily of affiliate marketing commissions, licensing activity, and sales of the Company’s UP protein bars. The decrease in revenue of $38,374 year-over-year was attributable to the discontinuation of physical product sales and a reduction in affiliate marketing activity as the Company transitioned its business model toward licensing and distribution arrangements.

Cost of Goods Sold

For the year ended December 31, 2025, the Company recorded no cost of goods sold, as revenues were derived from licensing and distribution rights that did not carry direct production or fulfillment costs. For the year ended December 31, 2024, cost of goods sold totaled approximately $21,645, reflecting manufacturing and fulfillment costs associated with sales of the Company’s UP protein bars.

Gross Profit

As a result of the absence of cost of goods sold in 2025, gross profit for the year ended December 31, 2025 was equal to total revenues of approximately $133,222, representing a gross margin of 100%. For the year ended December 31, 2024, gross profit totaled approximately $149,951, reflecting a gross margin of approximately 87%. The decline in gross profit was primarily driven by lower overall revenues, partially offset by improved margins due to the shift away from physical products.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 were approximately $1,026,099, compared to approximately $219,323 for the year ended December 31, 2024. The increase in operating expenses was driven primarily by the sharp rise in consulting expense to $835,660 in 2025 from $5,133 in 2024, along with amortization of $14,800 and higher general and administrative costs, partially offset by lower marketing expense. The increase in operating expenses was primarily attributable to higher consulting and professional fees incurred in connection with business development activities, strategic advisory services, and the Company’s transition toward licensing and distribution-based operations. These increases were partially offset by lower marketing expenses following the discontinuation of UP protein bar sales.

Net Loss

For the year ended December 31, 2025, the Company recorded a net loss of approximately $892,877, compared to a net loss of approximately $115,743 for the year ended December 31, 2024. The increase in net loss was primarily driven by the increase in consulting expense, including non-cash stock-based compensation/stock issued for services, plus higher amortization and general and administrative costs, partially offset by the absence of cost of goods sold in 2025.

Liquidity and Capital Resources

As of December 31, 2025, the Company had total assets of approximately $307,333, compared to total assets of approximately $31,510 as of December 31, 2024. The increase in total assets was primarily attributable to the acquisition of intangible assets and increases in accounts receivable and prepaid expenses associated with licensing and distribution activities.

The Company had no significant liabilities as of December 31, 2025. Stockholders’ equity totaled approximately $307,333 at December 31, 2025, compared to approximately $31,510 at December 31, 2024. The increase in stockholders’ equity was primarily the result of equity issuances for cash, services, and asset acquisitions during 2025.

Despite the increase in assets and equity, the Company had limited cash on hand at December 31, 2025 and an accumulated deficit of approximately $1,183,067. In addition the company has cash of $16,638, accounts receivable of $48,750, and prepaid expenses of $25,445.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to fund ongoing operations and future growth initiatives. Management intends to pursue additional equity financing, licensing revenue growth, and strategic partnerships; however, there can be no assurance that such financing or revenue will be available on acceptable terms, or at all.

Cash Flow Overview

The Company has historically funded operations primarily through equity issuances. During 2025, financing activities consisted mainly of proceeds from the issuance of common stock for cash, services, and asset acquisitions. Net cash used in operating activities was $(577,572) for 2025, reflecting the net loss adjusted for non-cash stock-based compensation of $894,700, amortization of $14,800, and changes in working capital, including increases in prepaid expenses and accounts receivable. Net cash used in investing activities was $(200,000), primarily related to the acquisition of intangible assets. Net cash provided by financing activities was $74,000, primarily from the issuance of common stock for cash.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, special purpose entities, or other relationships that would have a material effect on its financial condition or results of operations.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant estimates include the valuation and impairment of intangible assets, stock-based compensation, and the recognition of revenue from licensing and distribution agreements. Actual results may differ from those estimates.

Outlook

Management expects operating expenses to remain elevated as the Company continues to develop licensing opportunities, pursue strategic acquisitions, and meet its obligations as a public company. While management believes that the Company’s strategic shift toward licensing and distribution may provide improved margins and scalability, the Company expects to continue incurring net losses in the near term. The Company’s ability to achieve profitability will depend on its ability to generate sustainable revenues, control operating costs, and secure additional financing as needed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Tradewinds Universal

Table of Contents

December 31, 2025

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tradewinds Universal

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tradewinds Universal (“the Company”) as of December 31, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has a history of accumulated deficits. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2025. Spokane, Washington
April 14, 2026

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

/s/ Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Astra Audit & Advisory, LLC

Tampa, FL

March 31, 2025

TRADEWINDS UNIVERSAL

Balance Sheets as of December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$16,638	$210
Prepaid Expense	25,445	—
Accounts Receivable	48,750	—
Total Current Assets	90,833	210
Other Assets-Intangible Assets
Intangible Asset - AI App -net of Amortization	190,000	31,300
Formula-Pets-net	25,000	—
Trademarks	1,500	—
Total Other Assets (net)	$216,500	$31,300
Total Assets	307,333	31,510
Liabilities and Stockholders' Equity
Accounts Payable	$—	$—
Total Current Liabilities	—	—
Total Liabilities	—	—

Commitments and Contingencies (Note 3)	—	—

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 42,690,580 issued and outstanding at December 31, 2025 and 32,170,000 issued and outstanding at December 31, 2024	42,691	32,170
Additional Paid in Capital	1,447,709	289,530
Accumulated Deficit	(1,183,067)	(290,190)
Total Stockholders' Equity	307,333	31,510
Total Liabilities and Stockholders' Equity	$307,333	$31,510

The accompanying notes are an integral part of these audited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

For the Years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Revenue	$133,222	$171,596
Cost of Goods Sold	—	21,645
Gross Profit	133,222	149,951
Operating Expenses
Marketing	60,695	148,093
Professional Fees	33,108	51,838
Consulting	886,105	5,133
Amortization	14,800	4,800
General and Administrative	31,392	4,459
Loss on Impairment	—	5,000
Total Operating Expenses	1,026,099	219,323

Net Loss Before Taxes	(892,877)	(69,372)
Provision for Income Tax	—	(46,371
Net Loss	$(892,877)	$(115,743)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Basic and diluted weighted average shares used in the calculation of net loss per common share	35,527,656	32,170,000

The accompanying notes are an integral part of these audited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	6,970,000	$6,970	$62,730	$7,744	$77,444
Shares issued for services	22,000,000	22,000	198,000	—	220,000
Shares issued for cash	3,200,000	3,200	28,800	—	32,000
Net Loss	—	—	—	(182,191)	(182,191)
Balance December 31, 2023	32,170,000	$32,170	$289,530	$(174,447)	$147,253
Net Loss	—	—	—	(115,743)	(115,743)
Balance December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510
Shares Issued for Services	9,400,000	9,400	885,300	—	894,700
Shares Issued for Cash	946,667	947	73,053	—	74,000
Shares Issued for Asset	173,913	174	199,826	—	200,000
Net Loss	—	—	—	(892,877)	(892,877)
Balance December 31, 2025	42,690,580	$42,691	$1,447,709	$(1,183,067)	$307,333

The accompanying notes are an integral part of these audited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOW

For the Years Ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Operating Activities
Net Loss	$(892,877)	$(115,743)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Deferred Taxes	—	46,371
Amortization	14,800	4,800
Stock Based compensation	894,700	—
Impairment of Intangible Assets	—	5,000
Changes in Operating Assets and Liabilities
Inventory	—	18,076
Prepaid Expense	(25,445)	13,493
Accounts Receivable	(48,750)	—
Net Cash Used in Operating Activities	(57,572)	(28,003)

Investing Activities
Intangible assets	—	—
Net Cash Provided by Investing Activities	—	—
Financing Activities
Common Stock	74,000	—
Net Cash from Financing Activities	74,000	—

Net Change in Cash and Cash Equivalents	16,428	(28,003)

Cash and Cash Equivalents at Beginning of Period	210	28,213

Cash and Cash Equivalents at End of Period	$16,638	$210

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

Supplemental Non-Cash Investing and Financing Activities
Prepaid Expense (non-cash future payment)	$25,445	$—
Purchase of Intangible Asset (shares issued, non-cash transaction)	$200,000	$—

The accompanying notes are an integral part of these audited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Nature of Operations

Nature of Operations

Tradewinds Universal, Inc. (the “Company”) was incorporated in the State of Wyoming on December 28, 2021. The Company operates as a holding company focused on acquiring, developing, and managing businesses with long-term value, resilience, and growth potential.

The Company’s initial operations focused on the development and distribution of high-nutrition foods and beverages, including edible insect protein-based products. In 2022, the Company acquired a canine pain relief formula for development into pet-related products. During the year ended December 31, 2025, the Company expanded its strategic focus to include distribution and licensing activities.

In August 2025, the Company signed a Letter of Intent with Peppermint Hippo™, a company that generates an estimated $30 million in annual revenue, to launch a nightlife and hospitality division. This will begin with the planned acquisition of Peppermint Hippo Toledo and a staged rollout of several additional clubs across the country.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the years ended December 31, 2025 and December 31, 2024 have been included.

Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2025 and December 31, 2024.

Accounts Receivable

Accounts receivable consist of trade receivables and are stated at the amount management expects to collect. As of December 31, 2025, accounts receivable totaled $48,750 and were due from one customer. There were no accounts receivable as of December 31, 2024.

The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. In estimating expected credit losses, management considers relevant available information, including historical collection experience, the financial condition and creditworthiness of the customer, current economic conditions, and reasonable and supportable forecasts of future conditions that may affect collectibility. Because the Company had no prior history of credit losses, the receivable balance at December 31, 2025 was due from a single customer with no history of delinquency or default, and management was not aware of any current or expected future events that would materially affect the customer’s ability to pay, no allowance for credit losses was recorded as of December 31, 2025. All accounts receivable were considered collectible.

Prepaid Expenses

Prepaid expenses consist primarily of payments made for services to be received in future periods and are expensed as the services are consumed. As of December 31, 2025, prepaid expenses totaled $25,445. There were no prepaid expenses as of December 31, 2024.

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

Intangible Asset

Intangible assets are recorded at cost and amortized over their estimated useful lives unless determined to have an indefinite useful life.

For definite-lived intangible assets, the Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such indicators are present, the Company compares the expected undiscounted future cash flows attributable to the asset to its carrying amount. If the carrying amount exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value.

Indefinite-lived intangible assets are not amortized but are evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss is recognized for the amount by which the carrying value exceeds the asset’s estimated fair value.

As of December 31, 2025, the Company’s intangible assets consisted of the following:

•	AI App, net $190,000
•	Formula-Pets $25,000
•	Trademarks $1,500
•	Website, net $0

Total intangible assets at gross amounted to $233,900. Accumulated amortization totaled $14,800, and the Company recorded an impairment loss of $5,000 related to the Formula – Pets intangible asset at year ended December 31, 2024. Total intangible assets, net, were $216,500 as of December 31, 2025. There was no impairment recorded as of December 31, 2025.

As of December 31, 2024, the Company’s intangible assets consisted of intangible assets of $31,300 and the Company recorded an impairment loss of $5,000 related to the Formula – Pets intangible asset.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s AI application is amortized over five years, and the Company’s website was amortized over two years. As of December 31, 2025, the website was fully amortized. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Amortization expense for the year ended December 31, 2025 was $14,800, and amortization expense for the year ended December 31, 2024 was $4,800.

Stock Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized based on the fair value of equity instruments issued.

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. As of December 31, 2025, there were 42,690,580 shares of common stock issued and outstanding. (See: Note 5 Shareholders' Equity)

The Company issued 9,400,000 shares of common stock as compensation for services during the year ended December 31, 2025

There were no shares issued for services during the year ended December 31, 2024.

Impairment Of Long-Lived Assets

The Company accounts for impairment of intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate potential impairment. During the year ended December 31, 2024, the Company recorded an impairment charge of $5,000 related to the Formula-Pets intangible asset. No impairment charge was recorded during the year ended December 31, 2025.

As of December 31, 2025, the carrying value of the Formula-Pets intangible asset was $25,000.

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in determining revenue recognition: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is derived primarily from distribution rights, licenses, and affiliate commissions.

For each contract, the Company first determines whether an arrangement exists that creates enforceable rights and obligations. The Company then identifies the distinct performance obligations promised in the contract. The transaction price is determined based on the consideration the Company expects to receive under the terms of the arrangement, including fixed amounts and, when applicable, estimates of variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. When a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on its relative standalone selling price.

Revenue from distribution rights is recognized at the point in time or over the period in which the customer obtains control of the contractual rights, depending on the nature of the arrangement and the Company’s performance obligations under the contract.

Revenue from licenses is recognized when the licensed intellectual property is made available to the customer or over the license term, depending on whether the license provides a right to use intellectual property as it exists at a point in time or a right to access intellectual property as it evolves over time.

Revenue from affiliate commissions is recognized at the time the underlying qualifying transaction occurs and the commission is earned, which is the point at which the Company’s performance obligation is satisfied.

The Company evaluates each contract to determine whether it acts as principal or agent, as applicable, and records revenue on a gross or net basis consistent with that determination. Payment terms vary by contract but are generally due within 30 to 90 days. Amounts billed and collected in advance of satisfying the related performance obligations are recorded as deferred revenue.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The Company applies ASC 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted prices included in Level 1; and Level 3, unobservable inputs reflecting the Company’s own assumptions. The Company did not elect the fair value option for any eligible assets or liabilities under ASC 825. As of December 31, 2025 and 2024, the Company had no financial instruments measured at fair value on a recurring basis.

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

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2025, and December 31, 2024.

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

The Company has incurred net operating losses and has established a full valuation allowance against its deferred tax assets. As a result, no income tax expense or benefit was recorded for the years ended December 31, 2025 or December 31, 2024.

Earnings Per Share of Common Stock

Net loss per share is computed in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities were excluded from the calculation as their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual income tax disclosure requirements. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Accordingly, the Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this standard did not have an effect on the Company’s financial position, results of operations, or cash flows, but required expanded annual income tax disclosures.

Note 3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2025, and December 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the audited financial statements.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net loss for December 31, 2025, and 2024 consisted of the following:

Segment Disclosures for the Years Ended:

	December 31, 2025	December 31, 2024
Sales
Revenues	$133,222	$171,596
Net Sales	133,222	171,596
Cost of Goods Sold	—	21,645
Gross Profit	133,222	149,951
Sales, marketing and support
Marketing costs	60,695	148,093
Professional fees	33,108	51,838
Amortization	14,800	4,800
Consulting	886,105	5,133
General and Administrative costs	31,392	4,459
Loss on Impairment	—	5,000
Net Income (Loss) Before Taxes	$(892,877)	$(69,372)

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

Note 5 – Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of common stock, par value .001 per share. As of December 31, 2025, there were 42,690,580 shares of common stock issued and outstanding.

Set forth below is information regarding the issuance and sales of securities without registration since inception.  No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

Since January 1, 2025, we have issued an aggregate of 10,520,580 shares: 9,400,000 shares to 10 people for services, 173,913 shares were issued for an asset, and an aggregate of 946,667 shares were issued to 4 people as cash investors. The related amounts recorded were as follows: shares issued for services — common stock of $9,400 and additional paid-in capital of $754,795; shares issued for cash — common stock of $947 and additional paid-in capital of $107,991; and shares issued for asset acquisition — common stock of $174 and additional paid-in capital of $295,393.The issuances were exempt from registration under Section (4)(a)(2) of the Securities Act as issuances not involving a public offering. Such issuances were made to a limited number of non-affiliated individuals and non-affiliated entities as follows:

•	On June 8, 2025, the Company issued 1,500,000 shares of common stock to a non-affiliated entity for services.
•	On June 9, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On July 5, 2025, the Company issued 500,000 shares of common stock to a non-affiliated individual for services.
•	On July 8, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated entity for services.
•	On July 29, 2025, the Company issued 66,667 shares of common stock to a non-affiliated individual for cash.
•	On August 20, 2025, the Company issued 173,913 shares of common stock to a non-affiliated entity in exchange for an asset.
•	On September 23, 2025, the Company issued 200,000 shares of common stock to a non-affiliated individual for services.
•	On October 10, 2025, the Company issued 500,000 shares of common stock to a non-affiliated entity for services.
•	On October 15, 2025, the Company issued an aggregate of 1,780,000 shares of common stock, consisting of 1,500,000 shares issued to a non-affiliated entity for services and 280,000 shares issued to a non-affiliated individual for cash.
•	On November 1, 2025, the Company issued 1,400,000 shares of common stock to a non-affiliated individual for services.
•	On November 3, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On November 12, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
•	On November 28, 2025, the Company issued 400,000 shares of common stock to a non-affiliated individual for cash.

On February 5, 2022, the Company issued 230,000 shares of common stock to Andrew Read at $.01 for $2,300. On December 28, 2023, the Company issued 22,000,000 shares of common stock to Andrew Read at $.01 for services. The issuances were exempt from registration by reason of Section (4)(a)(2) of the Securities act as issuances not involving a public offering.

The company issued 6,940,000 shares in a Regulation D, Rule 506 offering which was filed with the SEC on March 11, 2022, done in compliance with Section (4)(a)(2) of the 1933 Act, at an offering price of $0.01 per share, resulting in total proceeds of $69,400 and a sale of 6,940,000 shares in aggregate. None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities

As of December 31, 2025, the Company had 42,690,580 shares of common stock issued and outstanding.

Warrants

During the year ended December 31, 2025, the Company issued warrants to purchase an aggregate of 946,667 shares of common stock to the Beling Family Trust. No warrants were outstanding as of December 31, 2024.

A summary of warrant activity for the year ended December 31, 2025 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	—	$—
Granted	946,667	$0.08
Exercised	—	$—
Expired	—	$—
Outstanding at December 31, 2025	946,667	$0.08
Exercisable at December 31, 2025	946,667	$0.08

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

The weighted average exercise price of warrants granted during the year ended December 31, 2025 was $0.08 per share. The weighted average remaining contractual term of warrants outstanding at December 31, 2025 was approximately 2.74 years.

Based on the Company’s common stock price of $0.10 per share at December 31, 2025, the aggregate intrinsic value of warrants outstanding and exercisable was $34,000.The following table summarizes warrants outstanding at December 31, 2025:

Grant Date	Shares Under Warrant	Exercise Price	Expiration Date	Exercise Terms
July 29, 2025	66,667	$0.30	July 29, 2028	Cash exercise
September 8, 2025	200,000	$0.10	September 8, 2028	Cash exercise
October 15, 2025	280,000	$0.05	October 15, 2028	Cash exercise
November 28, 2025	400,000	$0.05	November 28, 2028	Cash exercise
Total / Weighted Average	946,667	$0.08

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

No stock was issued to related parties during the period.

Note 6 - Going Concern

The Company has incurred recurring losses and, as of December 31, 2025 and December 31, 2024, had accumulated deficits of $1,183,067 and $290,190, respectively in addition to cash used in operating activities of $57,572 and $28,003, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Income Taxes

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

The components of the Company's reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of the years ended December 31, 2025 and 2024, are as follows:

	December 31, 2025	Rate	December 31, 2024	Rate
Net Loss Before Taxes	(892,877)	100%	(69,372)	100%
Tax benefit at federal statutory rate	(187,504)	(21)%	(14,568)	(21)%
State income taxes, net of federal benefit	—	0.0%	—	0.0%
Change in valuation allowance	187,504	21%	14,568	21%
Provision from Income Taxes	—	0.0%	—	0.0%

	December 31, 2025	Rate	December 31, 2024	Rate
Deferred Tax Asset	187,504	21%	14,568	21%
Less Valuation Allowance	(187,504)	(21)%	(14,568)	(21)%
Net Deferred Tax Asset	—	0.0%	—	0.0%

As of December 31, 2025, the components of the deferred tax asset related to net loss. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset the net U.S. deferred tax asset as of December 31, 2025.

TRADEWINDS UNIVERSAL NOTES TO THE AUDITED FINANCIAL STATEMENTS December 31, 2025

Note 8 - Subsequent Events

On January 29, 2026, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with RH2 Equity Partners (“RH2”), pursuant to which RH2 has committed to purchase, at the Company’s discretion and subject to specified conditions, up to $10.0 million of the Company’s common stock, par value $0.001 per share.

In connection with the Purchase Agreement, the Company filed a registration statement on Form S-1 to register for resale up to 20,000,000 shares of common stock that have been or may be issued to RH2 under the Purchase Agreement. The registered shares are being offered for resale by RH2, and the Company will not receive any proceeds from the resale of such shares.

No shares were issued, and no proceeds were received under the Purchase Agreement as of December 31, 2025.

The Company evaluated subsequent events through the date the financial statements were issued and determined that no other subsequent events require recognition or disclosure.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2025, the Company transitioned its independent registered public accounting firm from Astra Audit & Advisory to Fruci & Associates CPAs. The change was not due to any disagreement or issue with Accell. Accell’s audit reports for prior periods contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation of internal controls, our management concluded that there is a lack of segregation of duties identified. As a result our internal controls over financial reporting were not effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2025.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended December 31, 2025 and 2024:

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Salary	Bonus	Stock Awards(1)	All other Compensation	Total
Andrew Read President and CEO, CFO	FY 2025	$—	$—	$—	$—	$—
Andrew Read President and CEO, CFO	FY 2024	$—	$—	$—	$—	$—
Andrew Read President and CEO, CFO(2)	FY 2023	$—	$—	$220,000	$—	$220,000

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, no new warrants or any other equity awards were awarded to the executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2025, concerning the number of shares of common stock beneficially owned by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Andrew Read(1)(2)	22,000,000	52%

(1) Andrew Read is the President and Director of the Company.

(2) On December 28, 2023 Andrew Read was issued 22,000,000 shares for services rendered.

The percent of class is based on 42,690,580 shares of common stock issued and outstanding as of the date of this annual report.

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

During the year ended December 31, 2025, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2025.

Item 14. Principal Accountant Fees and Services

In 2024, the Company transitioned its independent registered public accounting firm from Accell Audit & Compliance , P.A. to Astra Audit & Advisory. In 2025, the Company transitioned its independent registered public accounting firm from Astra Audit & Advisory to Fruci & Associates II, PLLC. The change was not due to any disagreement or issue with Astra. Astra’s audit reports for prior periods contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal year ended December 31, 2025, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and approximately $18,442 in December 31, 2024.

Item 15. Exhibits

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation	S-1	3.1	12/22/2023
3.2	Certificate of Incorporation	S-1	3.2	12/22/2023
3.3	Bylaws	S-1	3.3	12/22/2023
10.1	Employment Agreement	S-1	10.1	12/22/2023
10.2	Amended Employment Agreement	S-1/A	10.2	2/14/2024
19.1	Insider Trading Policy	10-K	19.1	3/31/2024
31.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.	Interactive Data files				Filed

** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2026	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andrew Read Andrew Read	President/Chief Executive Officer and Director (principal executive officer)	April 14, 2026

/s/ Andrew Read Andrew Read	Chief Financial Officer and Director (principal accounting officer)	April 14, 2026

