Form 10-K/A
period 2025-12-31
Tradewinds Universal
filed 2026-04-17
CIK 1916558

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on April 14, 2026 (Original Form 10-K”). Per our Form 8-K filed on April 15, 2026, Astra Audit & Advisory, the Company’s independent registered public accountant firm for the fiscal year ended December 31, 2024, has reviewed and provided their consent the filing of this Form 10-K/A.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not amend, update or modify the financial statements or any other disclosures contained in the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.

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

Dated: April 17, 2026	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andrew Read Andrew Read	President/Chief Executive Officer and Director (principal executive officer)	April 17, 2026

/s/ Andrew Read Andrew Read	Chief Financial Officer and Director (principal accounting officer)	April 17, 2026

