Form 10-Q
period 2026-03-31
Tradewinds Universal
filed 2026-05-14
CIK 1916558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2026

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

Yes ☐        No ☒

Number of shares of registrant's common stock, par value $.001, outstanding as of May 14, 2026: 43,690,580.

2

 Financial Statements

Tradewinds Universal

Table of Contents

March 31, 2026

TRADEWINDS UNIVERSAL

BALANCE SHEETS AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$15,597	$16,638
Prepaid Expense	12,945	25,445
Accounts Receivable	48,950	48,750
Total Current Assets	77,492	90,833
Other Assets-Intangible Assets
Intangible Asset - AI App -net of Amortization	180,000	190,000
Formula-Pets-net	25,000	25,000
Trademarks	1,500	1,500
Total Other Assets (net)	$206,500	$216,500
Total Assets	283,992	307,333
Liabilities and Stockholders' Equity
Accounts Payable	$27,000	$—
Loan Payable	25,000	—
Total Current Liabilities	52,000	—
Total Liabilities	52,000	—

Commitments and Contingencies (Note 3)	—	—

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 43,690,580 issued and outstanding at March 31, 2026 and 42,690,580 issued and outstanding at December 31, 2025	43,691	42,691
Additional Paid in Capital	1,496,709	1,447,709
Accumulated Deficit	(1,308,408)	(1,183,067)
Total Stockholders' Equity	231,992	307,333
Total Liabilities and Stockholders' Equity	$283,992	$307,333

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	March 31, 2026 (unaudited)	March31, 2025 (unaudited)
Revenue	$21,800	$12,972
Gross Profit	21,800	12,972
Operating Expenses
Marketing	64,178	—
Advertising	411	—
Professional Fees	23,796	—
Consulting	43,700	12,650
Amortization	10,000	1,200
General and Administrative	5,056	234
Loss on Impairment	—	—
Total Operating Expenses	147,141	14,084

Net Loss Before Taxes	(125,341)	(1,112)
Provision for Income Tax	—	—
Net Loss	$(125,341)	$(1,112)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Basic and diluted weighted average shares used in the calculation of net loss per common share	43,418,358	32,170,000

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Unaudited) AND MARCH 31, 2025 (Unaudited)

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2024	32,170,000	$32,170	$289,530	$(290,190)	$31,510
Net Loss	—	—	—	(1,112)	(1,112)
Balance March 31, 2025	32,170,000	$32,170	$289,530	$(291,302)	$30,398

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2025	42,690,580	$42,691	$1,447,709	$(1,183,067)	307,333
Shares Issued for Cash	1,000,000	1,000	49,000	—	50,000
Net Loss	—	—	—	(125,341)	(125,341)
Balance March 31, 2026	43,690,580	$43,691	$1,496,709	$(1,308,408)	$231,992

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	March 31, 2026 (unaudited)	March 31, 2025 (unaudited)
Operating Activities
Net Loss	$(125,341)	$(1,112)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Amortization	10,000	1,200
Changes in Operating Assets and Liabilities
Prepaid Expense	12,500	—
Accounts Payable	27,000	—
Accounts Receivable	(200)	—
Net Cash Provided by Operating Activities	(76,041)	88

Investing Activities
Net Cash Provided by Investing Activities	—	—
Financing Activities
Loan	25,000	—
Common Stock	50,000	—
Net Cash from Financing Activities	75,000	—

Net Change in Cash and Cash Equivalents	(1,041)	88

Cash and Cash Equivalents at Beginning of Period	16,638	210

Cash and Cash Equivalents at End of Period	$15,597	$298

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

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

On August 19, 2025, we entered into a non-binding Letter of Intent, or LOI, with Scar Holdings LLC, also known as Peppermint Hippo™, regarding the potential formation of a division focused on the acquisition and development of nightlife and hospitality venues under the Peppermint Hippo brand.

The first proposed acquisition contemplated by the LOI is Peppermint Hippo Toledo, located in Toledo, Ohio. The LOI further contemplates that we may, together with Peppermint Hippo, evaluate the possible acquisition of additional Peppermint Hippo-branded venues over time.

The LOI is non-binding and no definitive acquisition agreement has been entered into with respect to Peppermint Hippo Toledo or any other venue. Completion of any acquisition would be subject to a number of conditions, including completion of due diligence, negotiation and execution of definitive agreements, receipt of required consents, financing, and regulatory and licensing approvals. As a result, there can be no assurance that we will complete the acquisition of Peppermint Hippo Toledo, pursue any additional acquisition opportunity with Peppermint Hippo, or otherwise establish a nightlife and hospitality division.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and December 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025 have been included.

Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. There were no cash equivalents as of March 31, 2026, March 31, 2025, or December 31, 2025.

Accounts Receivable

Accounts receivable consist of trade receivables and are stated at the amount management expects to collect. As of March 31, 2026 and December 31, 2025, accounts receivable totaled $48,950 and $48,750, respectively.

The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. In estimating expected credit losses, management considers relevant available information, including historical collection experience, the financial condition and creditworthiness of the customer, current economic conditions, and reasonable and supportable forecasts of future conditions that may affect collectibility. Based on this evaluation, no allowance for credit losses was recorded as of March 31, 2026 or December 31, 2025.

Prepaid Expenses

Prepaid expenses consist primarily of payments made for services to be received in future periods and are expensed as the services are consumed. As of March 31, 2026 and December 31, 2025, prepaid expenses totaled $12,945 and $25,445, respectively.

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

As of March 31, 2026, the Company’s intangible assets consisted of the following:

·	AI App, net $180,000
·	Formula-Pets $25,000
·	Trademarks $1,500

Total intangible assets, net, were $206,500 as of March 31, 2026 and $216,500 as of December 31, 2025. The decrease during the quarter was attributable to $10,000 of amortization expense on the AI App intangible asset. No impairment was recorded during the three months ended March 31, 2026 or 2025.

As of March 31, 2025, the Company’s intangible assets totaled $30,100, compared with $31,300 at December 31, 2024.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s AI application is amortized over five years, and the Company’s website was amortized over two years and was fully amortized as of December 31, 2025. Amortization expense was $10,000 for the three months ended March 31, 2026 and $1,200 for the three months ended March 31, 2025.

Stock Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized based on the fair value of equity instruments issued.

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, there were 43,690,580 and 42,690,580 shares of common stock issued and outstanding, respectively (see Note 5).

During the three months ended March 31, 2026, the Company issued 1,000,000 shares of common stock for cash proceeds of $50,000 and recorded $1,000 to common stock and $49,000 to additional paid-in capital.

No shares were issued for services during the three months ended March 31, 2026 or 2025.

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

As of March 31, 2026, the carrying value of the Formula-Pets intangible asset was $25,000. No impairment charge was recorded during the three months ended March 31, 2026 or 2025.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s revenue for the three months ended March 31, 2026 and 2025 was derived primarily from distribution rights, licenses, and affiliate commissions.

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

The Company evaluates each contract to determine whether it acts as principal or agent, as applicable, and records revenue on a gross or net basis consistent with that determination. Payment terms vary by contract but are generally due within 30 to 90 days. Amounts billed and collected in advance of satisfying the related performance obligations are recorded as deferred revenue. No deferred revenue was recorded as of March 31, 2026 or December 31, 2025.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, loan payable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The Company applies ASC 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted prices included in Level 1; and Level 3, unobservable inputs reflecting the Company’s own assumptions. As of March 31, 2026 and December 31, 2025, the Company had no financial instruments measured at fair value on a recurring basis.

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

The Company has incurred net operating losses and has established a full valuation allowance against its deferred tax assets. As a result, no income tax expense or benefit was recorded for the three months ended March 31, 2026 or 2025.

Earnings Per Share of Common Stock

Net loss per share is computed in accordance with ASC 260, Earnings Per Share. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to potentially dilutive securities, including warrants, using the treasury stock method. During the quarter ended March 31, 2026, the Company issued 1,000,000 warrants exercisable for cash. The warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the accompanying interim financial statements.

Note 3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. As of March 31, 2026 and December 31, 2025, the Company was not aware of any contingent liabilities or commitments that required accrual or disclosure in the accompanying unaudited financial statements.

Note 4 - Segment Disclosure

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. The Company manages its business on the basis of one reportable segment and derives revenues mainly from products, licensing rights, distribution rights, and affiliate commissions.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”). The Company’s CODM is its chief executive officer, who reviews financial information and operating plans for purposes of making operating decisions, evaluating financial performance, and allocating resources.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss.

Segment Disclosures for the Quarters Ended:

	March 31, 2026	March 31, 2025
Sales
Revenues	$21,800	$12,972
Net Sales	21,800	12,972
Cost of Goods Sold	—	—
Gross Profit	21,800	12,972
Sales, marketing and support
Marketing costs	64,589	—
Professional fees	23,796	—
Amortization	10,000	1,200
Consulting	43,700	12,650
General and Administrative costs	5,056	234
Net Income (Loss) Before Taxes	$(125,341)	$(1,112)

Note 5 – Stockholders' Equity

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026, there were 43,690,580 shares of common stock issued and outstanding. As of December 31, 2025, there were 42,690,580 shares issued and outstanding.

Set forth below is information regarding the issuance and sales of securities without registration through March 31, 2026. No such sales involved the use of an underwriter, no advertising or public solicitation was involved, the securities bear a restrictive legend, and no commissions were paid in connection with the sale of any securities.

Since January 1, 2025 through March 31, 2026, the Company issued an aggregate of 11,520,580 shares of common stock, consisting of 9,400,000 shares issued for services, 173,913 shares issued for an asset, and 1,946,667 shares issued for cash. The related amounts recorded were as follows: shares issued for services — common stock of $9,400 and additional paid-in capital of $754,795; shares issued for asset acquisition — common stock of $174 and additional paid-in capital of $295,393; and shares issued for cash — common stock of $1,947 and additional paid-in capital of $156,991. During the three months ended March 31, 2026, the Company issued 1,000,000 shares for cash proceeds of $50,000.

·	On June 8, 2025, the Company issued 1,500,000 shares of common stock to a non-affiliated entity for services.
·	On June 9, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
·	On July 5, 2025, the Company issued 500,000 shares of common stock to a non-affiliated individual for services.
·	On July 8, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated entity for services.
·	On July 29, 2025, the Company issued 66,667 shares of common stock to a non-affiliated individual for cash.
·	On August 20, 2025, the Company issued 173,913 shares of common stock to a non-affiliated entity in exchange for an asset.
·	On September 23, 2025, the Company issued 200,000 shares of common stock to a non-affiliated individual for services.
·	On October 10, 2025, the Company issued 500,000 shares of common stock to a non-affiliated entity for services.
·	On October 15, 2025, the Company issued an aggregate of 1,780,000 shares of common stock, consisting of 1,500,000 shares issued to a non-affiliated entity for services and 280,000 shares issued to a non-affiliated individual for cash.
·	On November 1, 2025, the Company issued 1,400,000 shares of common stock to a non-affiliated individual for services.
·	On November 3, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
·	On November 12, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.
·	On November 28, 2025, the Company issued 400,000 shares of common stock to a non-affiliated individual for cash.
·	On January 23, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.
·	On January 28, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

On February 5, 2022, the Company issued 230,000 shares of common stock to Andrew Read at $0.01 per share for $2,300. On December 28, 2023, the Company issued 22,000,000 shares of common stock to Andrew Read at $0.01 per share for services. The issuances were exempt from registration by reason of Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

The Company issued 6,940,000 shares in a Regulation D, Rule 506 offering filed with the SEC on March 11, 2022, at an offering price of $0.01 per share, resulting in total proceeds of $69,400. None of the investors were affiliated with any of the Company’s directors, officers, promoters, or beneficial owners of 10% or more of its securities.

As of March 31, 2026, the Company had 43,690,580 shares of common stock issued and outstanding.

Warrants

During 2025, the Company issued warrants to purchase an aggregate of 946,667 shares of common stock to the Beling Family Trust. During the three months ended March 31, 2026, the Company issued additional warrants to purchase an aggregate of 1,000,000 shares of common stock to the Beling Family Trust.

A summary of warrant activity for the three months ended March 31, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	946,667	$0.08
Granted	1,000,000	$0.05
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2026	1,946,667	$0.06
Exercisable at March 31, 2026	1,946,667	$0.06

As of March 31, 2026, 1,946,667 warrants were outstanding and exercisable, with a weighted average exercise price of $0.06 per share.

The following table summarizes warrants outstanding at March 31, 2026:

Grant Date	Shares Under Warrant	Exercise Price	Expiration Date	Exercise Terms
July 29, 2025	66,667	$0.30	July 29, 2028	Cash exercise
September 8, 2025	200,000	$0.10	September 8, 2028	Cash exercise
October 15, 2025	280,000	$0.05	October 15, 2028	Cash exercise
November 28, 2025	400,000	$0.05	November 28, 2028	Cash exercise
January 23, 2026	500,000	$0.05	January 23, 2029	Cash exercise
January 28, 2026	500,000	$0.05	January 28, 2029	Cash exercise
Total / Weighted Average	1,946,667	$0.06

Weighted Average term remaining:

For the current period issuances:

1,000,000 warrants issued during the quarter ended March 31, 2026 had a weighted-average remaining contractual term of approximately 2.83 years.

For the total warrants outstanding at March 31, 2026:

1,946,667 warrants outstanding had a weighted-average remaining contractual term of approximately 2.70 years.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above and the common stock issuances described below, we have not issued or sold any other securities.

During the three months ended March 31, 2026, the Company issued 1,000,000 shares of common stock to the Beling Family Trust for aggregate proceeds of $50,000 pursuant to subscription agreements.

Note 6 - Going Concern

The Company has incurred recurring losses and, as of March 31, 2026 and December 31, 2025, had accumulated deficits of $1,308,408 and $1,183,067, respectively. In addition, the Company used $76,041 of cash in operating activities during the three months ended March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The components of the Company’s reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded for the three months ended March 31, 2026 and 2025 are as follows:

	March 31, 2026	Rate	March 31, 2025	Rate
Net Loss Before Taxes	(125,341)	100%	(1,112)	100%
Tax benefit at federal statutory rate	(26,322)	(21)%	(234)	(21)%
State income taxes, net of federal benefit	—	0.0%	—	0.0%
Change in valuation allowance	26,322	21%	234	21%
Provision from Income Taxes	—	0.0%	—	0.0%

	March 31, 2026	Rate	March 31, 2025	Rate
Deferred Tax Asset	26,322	21%	234	21%
Less Valuation Allowance	(26,322)	(21)%	(234)	(21)%
Net Deferred Tax Asset	—	0.0%	—	0.0%

Because of uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred tax assets, a full valuation allowance has been established. Accordingly, no income tax provision or benefit was recorded for the three months ended March 31, 2026 or 2025.

Note 8 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date these financial statements were issued. Management has determined that there were no material subsequent events requiring recognition or disclosure in the financial statements for the quarter ended March 31, 2026.

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

Overview

Tradewinds Universal (“Tradewinds” or the “Company”) is a holding company focused on acquiring and developing businesses with long-term value, resilience, and growth potential. Our initial operations focused on the development and distribution of high-nutrition foods and beverages, including edible insect protein-based bars marketed under the Universal Proteins (UP) brand. In 2022, we also acquired a canine pain relief formula for development into pet treats.

In August 2025, we signed a Letter of Intent with Peppermint Hippo(TM) to create a dedicated nightlife and hospitality division. The LOI includes the acquisition of Peppermint Hippo Toledo as the initial property, followed by a phased rollout of several clubs nationwide, including 8 Peppermint Hippo locations and other affiliated brands owned or operated by Peppermint Hippo. This move represents a major strategic expansion into a new industry sector.

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

Looking ahead, we intend to keep expanding our UP product line, move forward with commercializing our canine pain relief formula, explore licensing and distribution opportunities, and evaluate opportunities in the nightlife and hospitality markets. We expect operating expenses to remain elevated as we develop new product lines, pursue strategic opportunities, and continue as a public company. Net losses are likely to vary depending on the timing of marketing efforts, research and development activities, professional fees, and potential acquisitions. We are working on securing funding through additional equity or debt financing to support our growth plans.

Comparison of the Quarters Ended March 31, 2026 and March 31, 2025

Revenue

For the quarter ended March 31, 2026, the Company generated revenue of $21,800, compared to revenue of $12,972 for the quarter ended March 31, 2025. Revenue increased by $8,828, or approximately 68%, primarily due to increased licensing, distribution, and related business activity during the 2026 period.

Gross Profit

Gross profit for the quarter ended March 31, 2026 was $21,800, compared to gross profit of $12,972 for the quarter ended March 31, 2025. The Company did not report cost of goods sold for either period presented, and therefore gross profit equaled revenue in both periods.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2026 were $147,141, compared to $14,084 for the quarter ended March 31, 2025, an increase of $133,057. Operating expenses for the 2026 period included marketing expense of $64,178, advertising expense of $411, professional fees of $23,796, consulting expense  of $ 43,700, amortization expense of $10,000, and general and administrative expense of $5,056. Operating expenses for the 2025 period consisted primarily of consulting expense of $12,650, amortization expense of $1,200, and general and administrative expense of $234.

The increase in operating expenses was primarily attributable to higher marketing activity, professional fees, consulting expenses, amortization, and general and administrative costs incurred in connection with business development activities, strategic initiatives, and the Company’s public-company obligations.

Net Loss

For the quarter ended March 31, 2026, the Company recorded a net loss of $125,341, compared to a net loss of $1,112 for the quarter ended March 31, 2025. The increase in net loss was primarily driven by the increase in operating expenses, partially offset by the increase in revenue and gross profit. Basic and diluted net loss per share was $0.01 for the quarter ended March 31, 2026, compared to $0.00 for the quarter ended March 31, 2025. Weighted average shares outstanding used in the calculation of basic and diluted net loss per share were 43,418,358 for the quarter ended March 31, 2026 and 32,170,000 for the quarter ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had total assets of $283,992, compared to total assets of $307,333 as of December 31, 2025. Current assets at March 31, 2026 were $77,492, consisting of cash and cash equivalents of $15,597, prepaid expenses of $12,945, and accounts receivable of $48,950. Other assets, net, were $206,500 at March 31, 2026, consisting primarily of the AI app intangible asset, net of amortization, of $180,000, the Formula-Pets intangible asset of $25,000, and trademarks of $1,500.

As of March 31, 2026, the Company had total liabilities of $52,000, consisting of a loan payable of $25,000 and accounts payable of $27,000. The Company had no liabilities reported at December 31, 2025. Stockholders’ equity totaled $231,992 at March 31, 2026, compared to $307,333 at December 31, 2025. The decrease in stockholders’ equity during the quarter was primarily attributable to the net loss of $125,341, partially offset by the issuance of common stock for cash.

At March 31, 2026, the Company had 43,690,580 shares of common stock issued and outstanding, compared to 42,690,580 shares issued and outstanding at December 31, 2025. Additional paid-in capital was $1,496,709 at March 31, 2026, compared to $1,447,709 at December 31, 2025. The accumulated deficit increased to $1,308,408 at March 31, 2026 from $1,183,067 at December 31, 2025.

The Company continues to have limited cash resources. At March 31, 2026, cash and cash equivalents were $15,597. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to fund ongoing operations and future growth initiatives. Management intends to pursue additional equity financing, debt financing, licensing revenue growth, and strategic partnerships; however, there can be no assurance that such financing or revenue will be available on acceptable terms, or at all.

Cash Flows

Operating Activities

Net cash used in operating activities was $76,041 for the quarter ended March 31, 2026, compared to net cash provided by operating activities of $88 for the quarter ended March 31, 2025. The cash used in operating activities during the 2026 period was primarily attributable to the net loss of $125,341, partially offset by non-cash amortization of $10,000, a decrease in prepaid expenses of $12,500, an increase in accounts payable of $27,000, and a $200 increase in accounts receivable.

Investing Activities

The Company had no cash provided by or used in investing activities for the quarters ended March 31, 2026 and March 31, 2025.

Financing Activities

Net cash provided by financing activities was $75,000 for the quarter ended March 31, 2026, consisting of $25,000 from a loan and $50,000 from the issuance of common stock. The Company had no cash provided by or used in financing activities for the quarter ended March 31, 2025.

As a result of the foregoing, cash and cash equivalents decreased by $1,041 during the quarter ended March 31, 2026, from $16,638 at December 31, 2025 to $15,597 at March 31, 2026. For the quarter ended March 31, 2025, cash and cash equivalents increased by $88, from $210 at December 31, 2024 to $298 at March 31, 2025.

Off Balance Sheet Items

The Company does not have any off-balance sheet arrangements, special purpose entities, or other relationships that would have a material effect on its financial condition or results of operations.

Significant Accounting Policies and Estimates

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

Outlook

Management expects operating expenses to remain elevated as the Company continues to develop licensing opportunities, pursue strategic acquisitions, evaluate opportunities in the nightlife and hospitality sector, and meet its obligations as a public company. While management believes that the Company’s strategic shift toward licensing, distribution, and selected acquisitions may provide improved margins and scalability, the Company expects to continue incurring net losses in the near term. The Company’s ability to achieve profitability will depend on its ability to generate sustainable revenues, control operating costs, and secure additional financing as needed.

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

Based on our evaluation of internal controls, our management concluded that there is a lack of segregation of duties identified. As a result our internal controls over financial reporting were not effective as of March 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026, there were 43,690,580  shares of common stock issued and outstanding.

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

As of March 31, 2026, we have issued an aggregate of 11,520,580 shares: 9,400,000 shares to 10 people for services, 173,913 shares for an asset, and an aggregate of 1,946,667 shares for cash. The related amounts recorded were as follows: shares issued for services — common stock of $9,400 and additional paid-in capital of $754,795; shares issued for cash — common stock of $1,947 and additional paid-in capital of $156,991; and shares issued for asset acquisition — common stock of $174 and additional paid-in capital of $295,393. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act as issuances not involving a public offering.

Such issuances were made to a limited number of non-affiliated individuals and non-affiliated entities as follows:

•	On June 8, 2025, the Company issued 1,500,000 shares of common stock to a non-affiliated entity for services.

•	On June 9, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.

•	On July 5, 2025, the Company issued 500,000 shares of common stock to a non-affiliated individual for services.

•	On July 8, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated entity for services.

•	On July 29, 2025, the Company issued 66,667 shares of common stock to a non-affiliated individual for cash.

•	On August 20, 2025, the Company issued 173,913 shares of common stock to a non-affiliated entity in exchange for an asset.

•	On September 23, 2025, the Company issued 200,000 shares of common stock to a non-affiliated individual for services.

•	On October 10, 2025, the Company issued 500,000 shares of common stock to a non-affiliated entity for services.

•	On October 15, 2025, the Company issued an aggregate of 1,780,000 shares of common stock, consisting of 1,500,000 shares issued to a non-affiliated entity for services and 280,000 shares issued to a non-affiliated individual for cash.

•	On November 1, 2025, the Company issued 1,400,000 shares of common stock to a non-affiliated individual for services.

•	On November 3, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.

•	On November 12, 2025, the Company issued 1,000,000 shares of common stock to a non-affiliated individual for services.

•	On November 28, 2025, the Company issued 400,000 shares of common stock to a non-affiliated individual for cash.

•	On January 23, 2026 the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

•	On January 28, 2026 the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

Warrants

During 2025, the Company issued warrants to purchase an aggregate of 946,667 shares of common stock to the Beling Family Trust. During the three months ended March 31, 2026, the Company issued additional warrants to purchase an aggregate of 1,000,000 shares of common stock to the Beling Family Trust.

A summary of warrant activity for the three months ended March 31, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	946,667	$0.08
Granted	1,000,000	$0.05
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2026	1,946,667	$0.06
Exercisable at March 31, 2026	1,946,667	$0.06

As of March 31, 2026, 1,946,667 warrants were outstanding and exercisable, with a weighted average exercise price of $0.06 per share.

The following table summarizes warrants outstanding at March 31, 2026:

Grant Date	Shares Under Warrant	Exercise Price	Expiration Date	Exercise Terms
July 29, 2025	66,667	$0.30	July 29, 2028	Cash exercise
September 8, 2025	200,000	$0.10	September 8, 2028	Cash exercise
October 15, 2025	280,000	$0.05	October 15, 2028	Cash exercise
November 28, 2025	400,000	$0.05	November 28, 2028	Cash exercise
January 23, 2026	500,000	$0.05	January 23, 2029	Cash exercise
January 28, 2026	500,000	$0.05	January 28, 2029	Cash exercise
Total / Weighted Average	1,946,667	$0.06

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above and the common stock issuances described below, we have not issued or sold any other securities.

During the three months ended March 31, 2026, the Company issued 1,000,000 shares of common stock to the Beling Family Trust for aggregate proceeds of $50,000 pursuant to subscription agreements.

On February 5, 2022, the Company issued 230,000 shares of common stock to Andrew Read at $.01 for $2,300. On December 28, 2023, the Company issued 22,000,000 shares of common stock to Andrew Read at $.01 for services. The issuances were exempt from registration by reason of Section (4)(a)(2) of the Securities act as issuances not involving a public offering.

The company issued 6,940,000 shares in a Regulation D, Rule 506 offering which was filed with the SEC on March 11, 2022, done in compliance with Section (4)(a)(2) of the 1933 Act, at an offering price of $0.01 per share, resulting in total proceeds of $69,400 and a sale of 6,940,000 shares in aggregate. None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities

As of March 31, 2026, the Company had 43,690,580 shares of common stock issued and outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Dated: May 14, 2026	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andrew Read Andrew Read	President/Chief Executive Officer and Director(principal executive officer)	May 14, 2026

/s/ Andrew Read Andrew Read	Chief Financial Officer and Director (principal accounting officer)	May 14, 2026

