Form 10-Q
period 2026-06-30
Tradewinds Universal
filed 2026-08-19
CIK 1916558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2026

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

Yes ☐        No ☒

Number of shares of registrant's common stock, par value $.001, outstanding as of August 19, 2026: 129,810,580.

Financial Statements

Tradewinds Universal

Table of Contents

June 30, 2026

TRADEWINDS UNIVERSAL

BALANCE SHEETS AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$8,636	$16,638
Prepaid Expense	445	25,445
Accounts Receivable	70,750	48,750
Total Current Assets	79,831	90,833
Other Assets-Intangible Assets
Intangible Asset - AI App -net of Amortization	170,000	190,000
Formula-Pets-net	25,000	25,000
Trademarks	1,500	1,500
Total Other Assets (net)	$196,500	$216,500
Total Assets	276,331	307,333
Liabilities and Stockholders' Equity
Accounts Payable	$27,000	$—
Loan Payable	65,000	—
Total Current Liabilities	92,000	—
Total Liabilities	92,000	—

Commitments and Contingencies (Note 3)	—	—

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized, 129,810,580 issued and outstanding at June 30, 2026 and 42,690,580 issued and outstanding at December 31, 2025	129,811	42,691
Additional Paid in Capital	4,412,599	1,447,709
Stock Subscription Receivable	(182,810)	—
Accumulated Deficit	(4,175,269)	(1,183,067)
Total Stockholders' Equity	184,331	307,333
Total Liabilities and Stockholders' Equity	$276,331	$307,333

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025
Revenue
Management Fee Income	$25,000	$0	$25,000	$12,972
Distribution Income	0	20,000	6,800	20,000
Product Sales	0	0	15,000	0
Total Sales	25,000	20,000	46,800	32,972

Cost of Sales	0	0	0	0

Gross Profit	25,000	20,000	46,800	32,972
Operating Expenses
Professional Fees	27,287	10,000	51,083	10,000
Consulting	2,814,798	27,200	2,858,498	39,850
Amortization	10,000	1,200	20,000	2,400
Marketing	25,724	853	90,313	853
General and Administrative	14,051	5,890	19,107	6,124
Total Operating Expenses	2,891,860	45,143	3,039,001	59,227
Net Income (Loss) Before Taxes	(2,866,860)	(25,143)	(2,992,201)	(26,255)
Income Tax Benefit	0	0	0	0
Net (Loss) Income	$(2,866,860)	$(25,143)	$(2,992,201)	$(26,255)

Net (Loss) Income Per share - Basic and Diluted	$(0.02)	$0.00	$(0.04)	$0.00

Basic and diluted weighted average shares used in the calculation of net income per common share	59,337,614	34,670,000	51,416,436	34,670,000

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 (Unaudited) AND JUNE 30, 2025 (Unaudited)

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2024	32,170,000	32,170	289,530	—	(290,190)	31,510
Net Loss	—	—	—	—	(1,112)	(1,112)
Balance March 31, 2025	32,170,000	32,170	289,530	—	(291,302)	30,398
Shares Issued	2,500,000	2,500	22,500	—	—	25,000
Net Loss	—	—	—	—	(25,143)	(25,143)
Balance June 30, 2025	34,670,000	34,670	312,030	—	(316,445)	30,255

	Common Shares	Common Shares Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2025	42,690,580	42,691	1,447,709	—	(1,183,067)	307,333
Shares Issued for Cash	1,000,000	1,000	49,000	—	—	50,000
Net Loss	—	—	—	—	(125,341)	(125,341)
Balance March 31, 2026	43,690,580	43,691	1,496,709	—	(1,308,408)	231,992
Shares Issued for Cash	1,200,000	1,200	16,800	—	—	18,000
Shares Issued for Services	79,000,000	79,000	2,722,200	—	—	2,801,200
Shares Issued for ELOC	5,920,000	5,920	176,890	(182,810)	—	—
Net Loss	—	—	—	—	(2,866,860)	(2,866,860)
Balance June 30, 2026	129,810,580	129,811	4,412,599	(182,810)	(4,175,269)	184,331

The accompanying notes are an integral part of these unaudited financial statements.

TRADEWINDS UNIVERSAL

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	June 30, 2026 (unaudited)	June 30, 2025 (unaudited)
Operating Activities
Net Loss	$(2,992,201)	$(26,255)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Amortization of Intangible Assets	20,000	2,400
Stock Issued for Services (non-cash)	2,801,200	25,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(22,000)	(1,025)
Prepaid Expense	25,000	—
Accounts Payable	27,000	—
Net Cash from Operating Activities	(141,002)	120

Investing Activities
Purchase of Intangible Asset	—	—
Net Cash from Investing Activities	—	—

Financing Activities
Proceeds from Sale of Common Stock	68,000	—
Proceeds from Notes Payable	65,000	—
Net Cash from Financing Activities	133,000	—

Net Change in Cash and Cash Equivalents	(8,002)	120

Cash and Cash Equivalents at Beginning of Period	16,638	210

Cash and Cash Equivalents at End of Period	$8,636	$330

Supplemental Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Shares Issued for Services (non-cash)	$—	$—
Common Stock Issued for Stock Subscription Receivable	$182,810	$—

The accompanying notes are an integral part of these unaudited financial statements

TRADEWINDS UNIVERSAL

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and December 31, 2025 and the results of operations and cash flows for the three and six months ended June 30, 2026 and 2025 have been included.

Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

Cash And Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. There were no cash equivalents as of June 30, 2026, June 30, 2025, or December 31, 2025.

Accounts Receivable

Accounts receivable consist of trade receivables and are stated at the amount management expects to collect. As of June 30, 2026 and December 31, 2025, accounts receivable totaled $70,750 and $48,750, respectively. The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. In estimating expected credit losses, management considers relevant available information, including historical collection experience, the financial condition and creditworthiness of the customer, current economic conditions, and reasonable and supportable forecasts of future conditions that may affect collectibility. Based on this evaluation, no allowance for credit losses was recorded as of June 30, 2026 or December 31, 2025.

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

Prepaid Expenses

Prepaid expenses consist primarily of payments made for services to be received in future periods and are expensed as the services are consumed. As of June 30, 2026 and December 31, 2025, prepaid expenses totaled $445 and $25,445, respectively.

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

As of June 30, 2026, the Company’s intangible assets, net, totaled $196,500. During the six months ended June 30, 2026, the Company recorded amortization expense of $20,000 and no additions to intangible assets.

•	Intangible assets, gross $216,500
•	Less accumulated amortization $(20,000)
•	Intangible assets, net $196,500

Total intangible assets, net, were $196,500 as of June 30, 2026 and $216,500 as of December 31, 2025. The decrease reflects $20,000 of amortization expense recorded during the six months ended June 30, 2026. No additions to intangible assets and no impairment expense were recorded during the six months ended June 30, 2026 or 2025.

As of June 30, 2025, the Company’s intangible assets totaled approximately $28,900, compared with $31,300 at December 31, 2024, reflecting $2,400 of amortization expense during the six-month period.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company’s AI application is amortized over five years, and the Company’s website was amortized over two years and was fully amortized as of December 31, 2025. Amortization expense was $20,000 for the six months ended June 30, 2026 and $2,400 for the six months ended June 30, 2025.

Stock Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized based on the fair value of equity instruments issued.

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, there were 129,810,580 and 42,690,580 shares of common stock issued and outstanding, respectively (see Note 5).

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

During the six months ended June 30, 2026, the Company issued 79,000,000 shares of common stock for services and recognized aggregate stock-based compensation of $2,801,200. The issuances increased common stock by $79,000 and additional paid-in capital by $2,722,200. Shares issued for cash and pursuant to the equity line of credit are not included in stock-based compensation.

The Company recorded consulting expense of $2,858,498 during the six months ended June 30, 2026, including $2,801,200 of stock-based compensation related to shares issued for services. The financial statements should be read together with Notes 5 and 6 regarding changes in common stock, additional paid-in capital, and stock subscriptions receivable.

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

As of June 30, 2026, the Company reviewed its finite- and indefinite-lived intangible assets for indicators of impairment. No impairment charge was recorded during the three or six months ended June 30, 2026 or 2025.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Revenue for the three months ended June 30, 2026 consisted of $25,000 of management fee income. Revenue for the six months ended June 30, 2026 consisted of $25,000 of management fee income, $6,800 of distribution income, and $15,000 of product sales. Revenue for the three months ended June 30, 2025 consisted of $20,000 of distribution income, and revenue for the six months ended June 30, 2025 consisted of $12,972 of management fee income and $20,000 of distribution income.

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

Revenue from affiliate commissions is recognized at the time the underlying qualifying transaction occurs and the commission is earned, which is the point at which the Company’s performance obligation is satisfied. The Company evaluates each contract to determine whether it acts as principal or agent, as applicable, and records revenue on a gross or net basis consistent with that determination. Payment terms vary by contract but are generally due within 30 to 90 days. Amounts billed and collected in advance of satisfying the related performance obligations are recorded as deferred revenue. No deferred revenue was recorded as of June 30, 2026 or December 31, 2025.

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, loan payable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The Company applies ASC 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted prices included in Level 1; and Level 3, unobservable inputs reflecting the Company’s own assumptions. As of June 30, 2026 and December 31, 2025, the Company had no financial instruments measured at fair value on a recurring basis.

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

The Company has adopted the provisions set forth in ASC 740 to account for uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of the income tax law. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of Income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company uses the "more likely than not" criterion for recognizing the tax benefit of uncertain tax positions and to establish measurement criteria for income tax benefits. The Company' s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of June 30, 2026 and December 31, 2025.

The Company has incurred net operating losses and has established a full valuation allowance against its deferred tax assets. As a result, no income tax expense or benefit was recorded for the three or six months ended June 30, 2026 or 2025.

Earnings Per Share of Common Stock

Net loss per share is computed in accordance with ASC 260, Earnings Per Share. Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to potentially dilutive securities, including warrants, using the treasury stock method. Potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements would have a material effect on the accompanying interim financial statements.

Note 3 - Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. As of June 30, 2026 and December 31, 2025, the Company was not aware of any contingent liabilities or commitments that required accrual or disclosure in the accompanying unaudited financial statements.

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

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

Segment Disclosures for the Three Months Ended:

	June 30, 2026	June 30, 2025
Sales
Revenues	$25,000	$20,000
Net Sales	25,000	20,000
Cost of Goods Sold	—	—
Gross Profit	25,000	20,000
Sales, marketing and support
Marketing costs	25,724	853
Professional fees	27,287	10,000
Amortization	10,000	1,200
Consulting	2,814,798	27,200
General and Administrative costs	14,051	5,890
Net Income (Loss) Before Taxes	$(2,866,860)	$(25,143)

Note 5 – Stockholders' Equity

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, there were 129,810,580 shares of common stock issued and outstanding. As of December 31, 2025, there were 42,690,580 shares issued and outstanding.

Since January 1, 2025 through June 30, 2026, the Company issued shares for services, asset acquisitions, cash, and subscription consideration. During the six months ended June 30, 2026, the Company issued an aggregate of 87,120,000 shares of common stock and recorded an aggregate increase of $87,120 to common stock and $2,964,890 to additional paid-in capital. A stock subscription receivable of $182,810 was recorded as contra-equity. The net increase in stockholders’ equity resulting from the 2026 issuances, before the effect of net loss, was $2,869,200. The accompanying financial statements reflect 129,810,580 shares issued and outstanding as of June 30, 2026.

Set forth below is information regarding the issuance and sales of securities without registration through June 30, 2026. No such sales involved the use of an underwriter, no advertising or public solicitation was involved, the securities bear a restrictive legend, and no commissions were paid in connection with the sale of any securities.

The individual issuances are summarized below:

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

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

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

• On January 23, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

• On January 28, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

• On April 13, 2026, the Company issued 1,200,000 shares of common stock to a non-affiliated individual for cash.

• On April 15, 2026, the Company issued 2,000,000 shares of common stock to a non-affiliated corporation for services.

• On April 16, 2026, the Company issued 2,000,000 shares of common stock to a non-affiliated corporation for services.

• On June 17, 2026, the Company issued 75,000,000 shares of common stock to an affiliated individual (Andrew Read, CEO) for services.

• On June 21, 2026, the Company issued 5,920,000 shares of common stock to a non-affiliated investor pursuant to the equity line of credit agreement. The Company recorded aggregate consideration of $182,810. The consideration had not been collected as of June 30, 2026 and was recorded as a stock subscription receivable within stockholders’ equity.

As of June 30, 2026, the Company had 129,810,580 shares of common stock issued and outstanding.

Warrants

During 2025, the Company issued warrants to purchase an aggregate of 946,667 shares of common stock to the Beling Family Trust. During the six months ended June 30, 2026, the Company issued additional warrants to purchase an aggregate of 2,200,000 shares of common stock to the Beling Family Trust, including a warrant issued on April 13, 2026 to purchase up to 1,200,000 shares of common stock at an exercise price of $0.015 per share. The April 13, 2026 warrant expires on April 13, 2029.

A summary of warrant activity for the six months ended June 30, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	946,667	$0.08
Granted	2,200,000	$0.03
Exercised	—	$—
Expired	—	$—
Outstanding at June 30, 2026	3,146,667	$0.05
Exercisable at June 30, 2026	3,146,667	$0.05

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

A summary of warrant activity for the six months ended June 30, 2025 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2026	—	—
Exercisable at June 30, 2026	—	—

As of June 30, 2026, 3,146,667 warrants were outstanding and exercisable, with a weighted average exercise price of approximately $0.05 per share.

The following table summarizes warrants outstanding at June 30, 2026:

Grant Date	Shares Under Warrant	Exercise Price	Expiration Date	Exercise Terms
July 29, 2025	(2,992,201	$0.30	July 29, 2028	Cash exercise
September 8, 2025	(628,362	$0.10	September 8, 2028	Cash exercise
October 15, 2025	280,000	$0.05	October 15, 2028	Cash exercise
November 28, 2025	628,362	$0.05	November 28, 2028	Cash exercise
January 23, 2026	500,000	$0.05	January 23, 2029	Cash exercise
January 28, 2026	500,000	$0.05	January 28, 2029	Cash exercise
April 13, 2026	1,200,000	$0.015	April 13, 2029	Cash exercise
Total / Weighted Average	3,146,667	$0.05

Weighted Average term remaining:

For the current period issuances:

2,200,000 warrants issued during the six months ended June 30, 2026 had a weighted-average remaining contractual term of approximately 2.69 years as of June 30, 2026.

For the total warrants outstanding at June 30, 2026:

3,146,667 warrants outstanding had a weighted-average remaining contractual term of approximately 2.58 years as of June 30, 2026.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above and the common stock issuances described below, we have not issued or sold any other securities.

During the six months ended June 30, 2026, the Company issued an aggregate of 87,120,000 shares of common stock. The financial statements record an aggregate increase of $87,120 in common stock and $2,964,890 in additional paid-in capital. The Company also recorded a stock subscription receivable of $182,810 as contra-equity, resulting in a net increase in stockholders’ equity of $2,869,200 for these issuances before the effect of net loss.

Note 6 – Equity Line of Credit and Stock Subscription Receivable

On January 29, 2026, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with RH2 Equity Partners, L.P. (the “Investor”), collectively referred to as the equity line of credit agreement. Under the agreement, the Company may, at its sole election and subject to the terms, conditions, and limitations of the agreement, sell and issue to the Investor up to $10,000,000 of the Company’s common stock.
12

TRADEWINDS UNIVERSAL NOTES TO THE FINANCIAL STATEMENTS June 30, 2026 (Unaudited)

The Company filed a registration statement on Form S-1 registering the offer and resale of up to 20,000,000 shares of common stock issuable to the Investor under the equity line of credit agreement. The registration statement was declared effective by the Securities and Exchange Commission on May 6, 2026. The Board of Directors previously authorized the reservation of 20,000,000 authorized but unissued shares of common stock for issuance under the agreement.

On June 21, 2026, the Board of Directors approved Purchase Notice No. 1 and authorized the issuance and sale of 5,920,000 shares of the Company’s common stock to the Investor pursuant to the equity line of credit agreement. The Board also authorized the Company’s officers to execute the purchase notice, transfer-agent instructions, issuance forms, and other documents necessary to cause the shares to be issued and delivered to the Investor in direct registration system format.

On June 21, 2026, the Company issued 5,920,000 shares of common stock to the Investor pursuant to the equity line of credit agreement and recorded aggregate consideration of $182,810. The Company recorded $5,920 in common stock, representing the $0.001 par value of the shares issued, and $176,890 in additional paid-in capital.

As of June 30, 2026, the Company had not received payment from the Investor for the shares. Accordingly, the Company recorded a stock subscription receivable of $182,810 as a contra-equity account within stockholders’ equity. No cash proceeds related to the issuance were included in the accompanying statement of cash flows for the six months ended June 30, 2026. The issuance is disclosed as a supplemental noncash financing activity.

The stock subscription receivable will remain classified as contra-equity until the related consideration is collected. Upon receipt of payment, the Company will reduce the stock subscription receivable and record the corresponding increase in cash.

Note 7 - Going Concern

The Company has incurred recurring losses and, as of June 30, 2026 and December 31, 2025, had accumulated deficits of $4,175,269 and $1,183,067, respectively. In addition, the Company used $141,002 of cash in operating activities during the six months ended June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 - Income Taxes

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

The components of the Company’s reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded for the six months ended June 30, 2026 and 2025 are as follows:

	June 30, 2026	Rate	June 30, 2025	Rate
Net Loss Before Taxes	628,362)	100%	(26,255)	100%
Tax benefit at federal statutory rate	(628,362)	(21)%	(5,514)	(21)%
State income taxes, net of federal benefit	—	0.0%	—	0.0%
Change in valuation allowance	619,710	21%	5,514	21%
Provision from Income Taxes	—	0.0%	—	0.0%

	June 30, 2026	Rate	June 30, 2025	Rate
Deferred Tax Asset	619,710	21%	5,514	21%
Less Valuation Allowance	(619,710)	(21)%	(5,514)	(21)%
Net Deferred Tax Asset	—	0.0%	—	0.0%

Because of uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred tax assets, a full valuation allowance has been established. Accordingly, no income tax provision or benefit was recorded for the six months ended June 30, 2026 or 2025.

Note 9 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date these financial statements were issued. Management has determined that there were no material subsequent events requiring recognition or disclosure in the financial statements for the quarter ended June 30, 2026.

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

On August 19, 2025, we entered into a non-binding Letter of Intent with Scar Holdings LLC, also known as Peppermint Hippo(TM), regarding the potential formation of a division focused on the acquisition and development of nightlife and hospitality venues under the Peppermint Hippo brand. The first proposed acquisition contemplated by the LOI is Peppermint Hippo Toledo, located in Toledo, Ohio, and the LOI further contemplates that we may evaluate possible acquisitions of additional Peppermint Hippo-branded venues over time. No definitive acquisition agreement has been entered into, and any acquisition would be subject to due diligence, definitive agreements, required consents, financing, and regulatory and licensing approvals. Accordingly, there can be no assurance that any proposed acquisition or nightlife and hospitality division will be completed or established.

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

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

Revenue

For the three months ended June 30, 2026, the Company generated revenue of $25,000, compared to $20,000 for the three months ended June 30, 2025, an increase of $5,000, or 25%. For the six months ended June 30, 2026, revenue was $46,800, compared to $32,972 for the six months ended June 30, 2025, an increase of $13,828, or approximately 42%. Revenue for the three months ended June 30, 2026 consisted of management fee income. Revenue for the six months ended June 30, 2026 consisted of $25,000 of management fee income, $6,800 of distribution income, and $15,000 of product sales. The comparable 2025 periods included management fee and distribution income.

Gross Profit

Gross profit was $25,000 for the three months ended June 30, 2026 and $46,800 for the six months ended June 30, 2026, compared to $20,000 and $32,972 for the three and six months ended June 30, 2025, respectively. The Company did not report cost of sales for any period presented; therefore, gross profit equaled revenue.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $2,891,860, compared to $45,143 for the three months ended June 30, 2025, an increase of $2,846,717. For the six months ended June 30, 2026, total operating expenses were $3,039,001, compared to $59,227 for the six months ended June 30, 2025, an increase of $2,979,774. The 2026 six-month expenses included consulting expense of $2,858,498, professional fees of $51,083, marketing expense of $90,313, amortization expense of $20,000, and general and administrative expense of $19,107.

The increase in operating expenses was primarily attributable to substantially higher consulting costs, together with increased professional fees, marketing activity, amortization, and general and administrative costs incurred in connection with business development activities, strategic initiatives, capital-raising activities, and the Company’s public-company obligations.

Net Loss

For the three months ended June 30, 2026, the Company recorded a net loss of $2,866,860, compared to a net loss of $25,143 for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recorded a net loss of $2,992,201, compared to a net loss of $26,255 for the six months ended June 30, 2025. The increase in net loss was primarily driven by the increase in operating expenses, particularly consulting expense, including stock-based compensation. Basic and diluted net loss per share was $0.02 and $0.04 for the three- and six-month 2026 periods, respectively, compared to $0.00 for each comparable 2025 period.

Liquidity and Capital Resources

As of June 30, 2026, the Company had total assets of $276,331, compared to $307,333 as of December 31, 2025. Current assets at June 30, 2026 were $79,831, consisting of cash and cash equivalents of $8,636, accounts receivable of $70,750, and prepaid expenses of $445. Intangible assets, net, were $196,500 at June 30, 2026, compared to $216,500 at December 31, 2025. The decrease in intangible assets reflects $20,000 of amortization expense recorded during the six months ended June 30, 2026.

As of June 30, 2026, the Company had total liabilities of $92,000, consisting of accounts payable of $27,000 and a loan payable of $65,000, compared to no liabilities reported at December 31, 2025. Stockholders’ equity totaled $184,331 at June 30, 2026, compared to $307,333 at December 31, 2025. The decrease in stockholders’ equity was primarily attributable to the net loss of $2,992,201, partially offset by issuances of common stock.

At June 30, 2026, the Company had 129,810,580 shares of common stock issued and outstanding, compared to 42,690,580 shares at December 31, 2025. Common stock totaled $129,811 at June 30, 2026, compared to $42,691 at December 31, 2025. Additional paid-in capital was $4,412,599 at June 30, 2026, compared to $1,447,709 at December 31, 2025. The Company also recorded a stock subscription receivable of $182,810 as contra-equity at June 30, 2026. The accumulated deficit increased to $4,175,269 at June 30, 2026 from $1,183,067 at December 31, 2025.

On January 29, 2026, the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement with RH2 Equity Partners, L.P. under an equity line of credit that permits the Company, at its election and subject to the agreement's terms and limitations, to sell up to $10,000,000 of common stock. On June 21, 2026, the Company issued 5,920,000 shares to RH2 pursuant to the equity line of credit agreement and recorded aggregate consideration of $182,810. The issuance increased common stock by $5,920 and additional paid-in capital by $176,890. Because the consideration had not been received as of June 30, 2026, the Company recorded a $182,810 stock subscription receivable as a contra-equity account. Consequently, the issuance increased the number of shares issued and outstanding but did not provide cash liquidity as of June 30, 2026.

The Company continues to have limited cash resources. At June 30, 2026, cash and cash equivalents were $8,636. The recurring losses, accumulated deficit of $4,175,269, and $141,002 of cash used in operating activities during the six months ended June 30, 2026 raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to fund ongoing operations and future growth initiatives. Management intends to pursue additional equity financing, debt financing, revenue growth, and strategic partnerships; however, there can be no assurance that financing or revenue will be available on acceptable terms, or at all.

Cash Flows

Operating Activities

Net cash used in operating activities was $141,002 for the six months ended June 30, 2026, compared to net cash provided by operating activities of $120 for the six months ended June 30, 2025. The 2026 amount was primarily attributable to the net loss of $2,992,201 and an increase in accounts receivable of $22,000, partially offset by $20,000 of non-cash amortization, $2,801,200 of stock issued for services, a $25,000 decrease in prepaid expenses, a $27,000 increase in accounts payable, and a $1 rounding adjustment.

Investing Activities

The Company had no cash provided by or used in investing activities for the six months ended June 30, 2026 and June 30, 2025.

Financing Activities

Net cash provided by financing activities was $133,000 for the six months ended June 30, 2026, consisting of $68,000 of proceeds from the sale of common stock and $65,000 of proceeds from notes payable. The Company also issued 5,920,000 shares to RH2 Equity Partners, L.P. on June 21, 2026 pursuant to the equity line of credit agreement and recorded aggregate consideration of $182,810. Because payment had not been received as of June 30, 2026, the Company recorded the amount as a stock subscription receivable within contra-equity, and the transaction was excluded from cash provided by financing activities and disclosed as a supplemental non-cash financing activity. The Company had no cash provided by or used in financing activities for the six months ended June 30, 2025.

As a result of the foregoing, cash and cash equivalents decreased by $8,002 during the six months ended June 30, 2026, from $16,638 at December 31, 2025 to $8,636 at June 30, 2026. For the six months ended June 30, 2025, cash and cash equivalents increased by $120, from $210 at December 31, 2024 to $330 at June 30, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation of internal controls, our management concluded that there is a lack of segregation of duties identified. As a result, our internal controls over financial reporting were not effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, there were 129,810,580 shares of common stock issued and outstanding. As of December 31, 2025, there were 42,690,580 shares issued and outstanding.

Set forth below is information regarding the issuance and sales of securities without registration through June 30, 2026. No such sales involved the use of an underwriter, no advertising or public solicitation was involved, the securities bear a restrictive legend, and no commissions were paid in connection with the sale of any securities.

Since January 1, 2025 through June 30, 2026, the Company issued shares for services, asset acquisitions, cash, and subscription consideration. During the six months ended June 30, 2026, the Company issued an aggregate of 81,200,420 shares of common stock and recorded an aggregate increase of $87,120 to common stock and capital stock and $2,923,480 to additional paid-in capital. Of the aggregate consideration, $182,810 remained unpaid as of June 30, 2026 and was recorded as a stock subscription receivable presented as contra-equity, resulting in a net increase in stockholders’ equity of $2,833,000. The accompanying financial statements reflect 129,810,580 shares issued and outstanding as of June 30, 2026.

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

• On January 23, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

• On January 28, 2026, the Company issued 500,000 shares of common stock to a non-affiliated individual for cash.

• On April 13, 2026, the Company issued 1,200,000 shares of common stock to a non-affiliated individual for cash.

• On April 15, 2026, the Company issued 2,000,000 shares of common stock to a non-affiliated corporation for services.

• On April 16, 2026, the Company issued 2,000,000 shares of common stock to a non-affiliated corporation for services.

• On June 17, 2026, the Company issued 75,000,000 shares of common stock to an affiliated individual (Andrew Read, CEO) for services.

• On June 21, 2026, the Company issued 5,920,000 shares of common stock to a non-affiliated investor at a purchase price of $0.03 per share, for aggregate consideration of $182,810. The consideration had not been collected as of June 30, 2026 and was recorded as a stock subscription receivable within stockholders’ equity. No cash proceeds related to the issuance were included in the statement of cash flows for the six months ended June 30, 2026.

As of June 30, 2026, the Company had 129,810,580 shares of common stock issued and outstanding.

Warrants

During 2025, the Company issued warrants to purchase an aggregate of 946,667 shares of common stock to the Beling Family Trust. During the six months ended June 30, 2026, the Company issued additional warrants to purchase an aggregate of 2,200,000 shares of common stock to the Beling Family Trust, including a warrant issued on April 13, 2026 to purchase up to 1,200,000 shares of common stock at an exercise price of $0.015 per share. The April 13, 2026 warrant expires on April 13, 2029.

A summary of warrant activity for the six months ended June 30, 2026 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	946,667	$0.08
Granted	2,200,000	$0.03
Exercised	—	$—
Expired	—	$—
Outstanding at June 30, 2026	3,146,667	$0.05
Exercisable at June 30, 2026	3,146,667	$0.05

As of June 30, 2026, 3,146,667 warrants were outstanding and exercisable, with a weighted average exercise price of approximately $0.05 per share.

The following table summarizes warrants outstanding at June 30, 2026:

Grant Date	Shares Under Warrant	Exercise Price	Expiration Date	Exercise Terms
July 29, 2025	66,667	$0.30	July 29, 2028	Cash exercise
September 8, 2025	200,000	$0.10	September 8, 2028	Cash exercise
October 15, 2025	280,000	$0.05	October 15, 2028	Cash exercise
November 28, 2025	400,000	$0.05	November 28, 2028	Cash exercise
January 23, 2026	500,000	$0.05	January 23, 2029	Cash exercise
January 28, 2026	500,000	$0.05	January 28, 2029	Cash exercise
April 13, 2026	1,200,000	$0.015	April 13, 2029	Cash exercise
Total / Weighted Average	3,146,667	$0.05

Weighted Average term remaining:

For the current period issuances:

2,200,000 warrants issued during the six months ended June 30, 2026 had a weighted-average remaining contractual term of approximately 2.69 years as of June 30, 2026.

For the total warrants outstanding at June 30, 2026:

3,146,667 warrants outstanding had a weighted-average remaining contractual term of approximately 2.58 years as of June 30, 2026.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above and the common stock issuances described below, we have not issued or sold any other securities.

During the six months ended June 30, 2026, the Company issued an aggregate of 81,200,420 shares of common stock. The financial statements record an aggregate increase of $2,833,000 in common stock and additional paid-in capital for these issuances.

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

Dated: August 19, 2026	TRADEWINDS UNIVERSAL

	By:	/s/ Andrew Read
Andrew Read,
Chief Executive Officer

/s/ Andrew Read
Andrew Read,
Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andrew Read Andrew Read	President/Chief Executive Officer and Director(principal executive officer)	August 19, 2026

/s/ Andrew Read Andrew Read	Chief Financial Officer and Director (principal accounting officer)	August 19, 2026

